Form 10-K/A
period 1994-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1995-04-27
CIK 729330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               FORM 10-K/A NO. 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                  September 30, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                      to

Commission File Number:                    1-10285

                        BIOMAGNETIC TECHNOLOGIES, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           California                                          95-2647755
- -------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

9727 Pacific Heights Boulevard,
San Diego, California                                         92121-3719
- -------------------------------                               ----------
    (Address of principal                                     (Zip Code)
    executive offices)


Registrant's telephone number, including area code          (619) 453-6300

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              No Par Value
                                                              Per Share
                                                              ----------------
                                                              (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         [X] Yes [  ] No

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 6, 1995 was $8,767,675, based on the closing price on that date on the Nasdaq National Market.

The number of shares outstanding of the registrant's Common Stock, no par value, as of January 6, 1995 was 10,027,697 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Annual Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders to be held February 17, 1995 are incorporated by reference into Part III of this report.

2. Registrant's Annual Report of its Employee Stock Purchase Plan for the fiscal year ended September 30, 1994 is incorporated by reference into
         Exhibit 99.1.

3. Items contained in the above-referenced documents which are not specifically incorporated by reference are not included in this report.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K.

         (a)     The following documents are filed as part of this report.

                 (1)      Financial Statements

                          Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part hereof, where these documents are listed.

                 (2) Financial Statement Schedule required by Item 8 on page 37 of this report.

                 (3)      Exhibits - see (c) below.

         (b)     Reports on Form 8-K during the fourth quarter:

                 None

         (c)     Exhibits

                 The following documents are exhibits to this Form 10-K/A No. 2:

EXHIBIT
  NO.                             DESCRIPTION OF DOCUMENT
- -------                           -----------------------
  3.1 (1)        Articles of Incorporation of the Company, as amended.
  3.2 (1)        Bylaws of the Company, as amended.
+10.6 (4)        The Company's 1987 Stock Option Plan, as amended.
+10.7 (4)        Form of Incentive Stock Option and related exercise documents.
+10.8 (1)        The Company's 1985 Incentive Stock Option Plan, as amended.
+10.9 (1)        Form of Incentive Stock Option and related exercise documents.
+10.10 (1)       The Company's 1985 Non-Qualified Stock Option Plan, as amended.
+10.11 (1)       Form of Non-Qualified Stock Option and related exercise
                 documents.
+10.12 (1)       The Company's 1984 Incentive Stock Option Plan, as amended.
+10.13 (1)       Form of Incentive Stock Option and related exercise documents.
 10.17 (1)       Option Agreement dated July 16, 1986 between the Company and
                 Quantum Design, Inc.
 10.22 (1)       Agreement to subordinate debt of S.H.E. GmbH.
+10.36 (1)       Form of Indemnification Agreements for directors and officers.
 10.39 (2)       Purchase and Distributorship Agreement dated January 22, 1990 between the Company and Sumitomo Metal Industries, Ltd. (with certain confidential portions omitted).
 10.40 (2)       Two Sets Purchase Agreement dated January 22, 1990 between the Company and Sumitomo Metal Industries, Ltd. (with certain confidential portions omitted).
 10.41 (2)       License and R & D Agreement dated January 22, 1990 between the Company and Sumitomo Metal Industries, Ltd.
 10.42 (2)       Stock Purchase Agreement dated January 22, 1990 between the
                 Company and Sumitomo Metal Industries, Ltd.
 10.43 (2)       Registration Rights Agreement dated January 22, 1990 between the Company and Sumitomo Metal Industries, Ltd.
+10.44 (2)       Amended and Restated Executive Employment Agreement dated
                 March 21, 1990 between the Company and Stephen O. James.
 10.45 (3)       Memorandum of Understanding dated January 18, 1991 between the Company and Sumitomo Metal Industries, Ltd. (with certain confidential portions omitted).

 10.46 (3)       New R & D Program for Small MSR (Supplementary Agreement to
                 License and R & D Agreement) dated February 28, 1991 between the Company and Sumitomo Metal Industries, Ltd., and
                 Memorandum (not dated) modifying the agreement.
 10.47 (3)       Agreement Relating to Magnetically Shielded Rooms dated
                 March 28, 1991 between the Company and Vacuumschmelze GmbH
                 (with certain confidential portions omitted).
 10.48 (3)       Exclusive Patent and Technology License Agreement dated
                 July 15, 1991 between the Company and Stanford University
                 (with certain confidential portions omitted).
+10.49 (6)       Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase
                 Plan.
+10.51 (6)       Waiver and Release of Special Bonus, dated August 2, 1991, between the Company and William Black.
+10.55 (5)       Employment Agreement, dated July 12, 1993, between the
                 Company and James V. Schumacher.
+10.56 (5)       Form of Trust Agreement between the Company and James V.
                 Schumacher.
+10.57 (7)       Amendment to Option Agreements between the Company and
                 Stephen O. James (numbered originally as Exhibit 10.3).
 10.58 (5)       Real Estate Lease, dated April 3, 1989, between the Company and Cornerstone Income Properties, plus First and Second
                 Amendments to the Real Estate Lease.
 10.59 (8)       Form of 10% Secured Promissory Note, dated May 2, 1994
                 (subsequently converted into 10% Senior Secured Promissory
                 Note set forth in Exhibit 10.62).
 10.60 (8)       Form of Security Agreement, dated May 2, 1994 (superseded by
                 Security Agreement set forth in Exhibit 10.62).
 10.61 (8)       Form of Subscription Agreement, dated May 31 and June 15,
                 1994, between the Company and certain holders of 10% senior secured promissory notes.
 10.62 (8)       Form of Security Agreement, dated May 31 and June 15, 1994, between the Company and certain holders of 10% senior secured promissory notes.
 10.63 (8)       Form of 10% Senior Secured Promissory Note.
 10.64 (8)       Form of Purchase Option Agreement, as amended.
 10.67           Magnetically Shielded Room (MSR) Development and Production
                 Program Agreement, dated June 6, 1994 (with certain
                 confidential portions omitted).
 10.68 (9)       Letter Agreement between the Company and Dassesta
                 International S.A. regarding the purchase of 25,000,000 Shares of Common Stock of the Company.
 10.69 (9)       Loan and Security Agreement with a bank dated December 13,
                 1994.
 10.70 (9)       Schedule to Loan and Security Agreement dated December 13,
                 1994.

    11 (9)       Computation of Net Loss per Share.
    21 (9)       Subsidiary of the Company (Biomagnetic Technologies GmbH).
    23 (9)       Consent of Independent Accountants -- Price Waterhouse LLP.
    24 (9)       Power of Attorney.
    99 (9)       Annual Report of the Biomagnetic Technologies, Inc. 1992
                 Employee Stock Purchase Plan.

__________________________

(1) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1, Registration Statement No. 33-29095, filed June 7, 1989, as amended by Amendment No. 1, filed June 13, 1989, Amendment No. 2, filed July 21, 1989 and Amendment No. 3, filed July 28, 1989.

(2) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Fiscal 1990 Form 10-K.

(3) These exhibits were previously filed as a part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Fiscal 1991 Form 10-K.

(4) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Fiscal 1992 Form 10-K.

(5) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Fiscal 1993 Form 10-K.

(6) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1, Registration Statement No. 33-46758, filed March 26, 1992, as amended by Amendment No. 1, filed May 8, 1992.

(7) These exhibits were previously filed as part of, and are hereby incorporated by reference to the same numbered exhibits (except as otherwise indicated) in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-8, Registration Statement No. 33-68136 filed August 27, 1993.

(8) These exhibits were previously filed as part of, and are hereby incorporated by reference to the same numbered exhibits (except as otherwise indicated) in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1, Registration Statement No. 33-81294, filed July 8, 1994.

(9) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Fiscal 1994 Form 10-K, as amended.

+        Management contract or compensatory plan or arrangement.

Supplemental Information

Preliminary Proxy Statement information had been filed with the Securities and Exchange Commission effective January 11, 1995. No Annual Report or Proxy materials have been sent to shareholders as of the date of this report. The Annual Report and Proxy material will be furnished to the Company's shareholders subsequent to the filing of this report and the Company will furnish such material to the Securities and Exchange Commission at that time.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.



By       /s/ James V. Schumacher                               April 20, 1995
   -------------------------------------------------           --------------
         James V. Schumacher, President and Chief                   Date
         Executive Officer and Director
         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacitities and on the dates indicated.




By       /s/ James V. Schumacher                                  April 20, 1995
  -------------------------------------------------               --------------
         James V. Schumacher, President and Chief                      Date
         Executive Officer and Director
         (Principal Executive Officer)


By       /s/ Peter L. Millikin                                    April 20, 1995
  -----------------------------------------------------           --------------
         Peter L. Millikin, Vice President & Controller                Date
         (Principal Financial and Accounting Officer)


                         *
By                                                                April 20, 1995
  -------------------------------------------------               --------------
         R. Scott Asen, Director                                       Date


                         *
By                                                                April 20, 1995
  -------------------------------------------------               --------------
         Jerry C. Benjamin, Director                                   Date


                         *
By                                                                April 20, 1995
  -------------------------------------------------               --------------
         William C. Black, Jr., Director                               Date


                         *
By                                                                April 20, 1995
  -------------------------------------------------               --------------
         Michael E. Faherty, Director                                  Date


                         *
By                                                                April 20, 1995
  -------------------------------------------------               --------------
         Gerald D. Knudson, Director                                   Date


                         *
By                                                                April 20, 1995
  -------------------------------------------------               --------------
         Alfred S. LeBlang, Director                                   Date


*By      /s/ James V. Schumacher                                  April 20, 1995
   ----------------------------------------------------           --------------
         James V. Schumacher                                           Date
         (Attorney-in-Fact)