Form 10-Q
period 1995-03-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1995-05-15
CIK 729330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------


Commission File Number:                    1-10285
                        -------------------------------------------------------

                         BIOMAGNETIC TECHNOLOGIES, INC.
- - - - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                                          95-2647755
- - - - --------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


         9727 Pacific Heights Boulevard, San Diego, California                           92121-3719
- - - - --------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                 (zip code)

                                 (619) 453-6300
- - - - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- - - - -------------------------------------------------------------------------------
             (Former name, former address and formal fiscal year,
                        if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  /X/ Yes       / / No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    / / Yes       / / No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         As of May 12, 1995, Registrant had only one class of common stock of which there were 39,910,174 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         BIOMAGNETIC TECHNOLOGIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                                                MARCH 31,
                                                                  1995         SEPTEMBER 30,
                                                              (UNAUDITED)          1994
                                                              -----------      -------------
ASSETS
Cash and cash equivalents                                      $  5,662          $    754
Short-term investments                                            7,856
Restricted cash                                                   4,270             1,195
Accounts receivable                                                 815               123
Inventories                                                       1,904             2,023
Prepaid expenses and other current assets                           110               468
                                                               --------          --------
     Total current assets                                        20,617             4,563
Property and equipment                                            9,839            11,239
  Less accumulated depreciation and  amortization                (7,741)           (8,316)
                                                               --------          --------
                                                                  2,098             2,923
Restricted cash                                                   1,100             1,422
Other assets                                                        534               511
                                                               --------          --------
     Total assets                                              $ 24,349          $  9,419
                                                               ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                               $  1,093          $  1,090
Accrued liabilities                                               1,777             1,057
Accrued salaries and employee benefits                              614               529
Customer deposits                                                 2,960             1,556
Notes payable to related parties                                    825               767
Short-term debt                                                   2,137             1,678
                                                               --------          --------
     Total current liabilities                                    9,406             6,677
Other liabilities                                                   461               459
                                                               --------          --------
     Total liabilities                                            9,867             7,136
SHAREHOLDERS' EQUITY
Common stock -- no par value, 60,000,000 shares
  authorized; 35,027,697 and 10,027,697 shares issued and
  outstanding in March and September, respectively               75,468            60,658
Accumulated deficit                                             (60,986)          (58,375)
                                                               --------          --------
     Total shareholders' equity                                  14,482             2,283
                                                               --------          --------
     Total liabilities and shareholders' equity                $ 24,349          $  9,419
                                                               ========          ========


See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    MARCH 31,                    MARCH 31,
                                              1995           1994          1995           1994
                                            --------       --------      --------       -------
REVENUES
Product sales                               $  3,057       $   477       $  5,776       $   545
Contract research                                 40                           86
Interest income                                   44            50             75            92
                                            --------       -------       --------       -------
   Total revenues                              3,141           527          5,937           637

EXPENSES
Cost of product sales                          1,662           249          3,139           389
Contract research costs                           43                           91
Research and development                       1,263         1,617          2,514         3,202
Marketing, general and  administrative         1,190           904          2,283         1,867
Interest expense                                 285            14            521            30
                                            --------       -------       --------       -------
   Total expenses                              4,443         2,784          8,548         5,488
                                            --------       -------       --------       -------
NET LOSS                                    $ (1,302)      $(2,257)      $ (2,611)      $(4,851)
                                            ========       =======       ========       =======



NET LOSS PER SHARE                          $  (0.13)      $ (0.23)      $  (0.26)      $ (0.49)
                                            ========       =======       ========       =======

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                         10,305         9,929         10,165         9,926
                                            ========       =======       ========       =======



See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       SIX  MONTHS ENDED
                                                                           MARCH 31,
                                                                      1995           1994
                                                                    --------       -------
OPERATING ACTIVITIES
  Net loss                                                          $ (2,611)      $(4,851)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
       Depreciation and amortization                                     671           968
        Interest expense                                                 199
  Changes in operating assets & liabilities:
    Restricted cash                                                   (2,753)       (2,874)
     Prepaid and other current assets                                    358            11
     Accounts receivable                                                (692)          367
     Inventories                                                         310           229
     Accounts payable                                                      3           487
     Accrued liabilities                                                 720           (98)
     Customer deposits                                                 1,404         2,484
     Changes in other operating assets and liabilities                    64           (69)
                                                                    --------       -------
         Net cash used for operating activities                       (2,327)       (3,346)

INVESTING ACTIVITIES
  Change in short-term investments                                    (7,856)        3,728
  Capital expenditures                                                   (37)         (832)
                                                                    --------       -------
         Net cash (used for) provided by investing activities         (7,893)        2,896

FINANCING ACTIVITIES
  Principal repayments on short-term debt                             (2,000)          (38)
  Proceeds from short-term borrowing                                   2,318
  Proceeds from sale of common stock                                  14,810            20
                                                                    --------       -------
         Net cash provided by (used for) financing activities         15,128           (18)
                                                                    --------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   4,908          (468)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         754           541
                                                                    --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  5,662       $    73
                                                                    ========       =======



See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       Basis of Presentation

The unaudited condensed consolidated financial statements included herein include the accounts of Biomagnetic Technologies, Inc. and its subsidiary (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, it is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1994.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at March 31, 1995 and the results of operations and its cash flows for the periods presented.

2.       Net Loss per Share

Shares used in computing net loss per share include the weighted average of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

3.       Inventories

The composition of inventories was as follows:

                              March 31,            September 30,
                                 1995                  1994
                                 ----                  ----
Raw Materials                  $  226                $  211
Work-In-Process                 1,460                 1,544
Finished Goods                    218                   268
                               ------                ------

                               $1,904                $2,023
                               ======                ======

4.       Sale of Common Stock

At the Company's Annual Meeting of Shareholders held March 24, 1995, the shareholders approved the proposed sale of common stock to a foreign investment group, Dassesta International S.A. ("Dassesta"). On March 31, 1995, the Company completed the private sale of 25 million shares of newly issued common stock to Dassesta for $15 million. At the closing of the financing transaction the Company repaid a $1.5 million short-term loan provided by Dassesta and $500,000 of other short-term debt.

5.       Subsequent Event -- Conversion of Short-term Debt to Common Stock

At March 31, 1995 the Company had $2,210,000 outstanding in 10% senior secured
promissory notes which mature May 31, 1995.   The notes include $850,000
payable to certain directors and shareholders of the Company affiliated with such directors which are classified as notes payable to related parties.

In March and April 1995, the Company executed agreements with the holders of $2,210,000 of notes providing for the conversion of the note principal plus accrued interest to common stock in connection with the completion of the sale of common stock to Dassesta (See Note 4.). The conversion agreements contained similar terms to non-binding term sheets previously negotiated with certain noteholders in November, 1994. The conversion agreements provide for i) a 10% increase in the principal balance of the notes for purposes of conversion to common stock, ii) issuance of common stock at a price per share utilized in the Dassesta financing less 10% and iii) a 10% increase in the number of shares of common stock subject to purchase under previously issued option agreements. On April 17, 1995 the Company issued 4,882,477 shares of common stock in accordance with the conversion agreements. The Company will record an extraordinary charge in April, 1995 of approximately $595,000, representing the excess of the fair value of common stock and additional options issued in connection with the conversion over the net carrying value of the notes at conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Biomagnetic Technologies, Inc. ("BTi") is the leader in magnetic source imaging ("MSI") and has developed the Magnes(R) system, an instrument designed to assist in the noninvasive diagnosis of a broad range of medical disorders. The Magnes system developed by the Company uses advanced superconductor technology to measure and locate the source of magnetic fields created by the human body. While traditional imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal functions of the brain, heart and other organs. The Company is focusing the development of its technology on large commercial market applications such as brain surgery, the diagnosis and surgical planning for treatment of epilepsy and life-threatening cardiac arrhythmias.

Results of Operations

Total revenues for the second quarter of fiscal 1995 were $3,141,000 compared to $527,000 for the second quarter of fiscal 1994, and the net loss was $1,302,000 compared to a net loss of $2,257,000 for the comparable period last fiscal year. The higher revenues for the quarter were the result of sales of Magnes systems and Magnes components. The decrease in the net loss for the quarter was primarily the result of higher product sales and lower research and development expenses.

Revenues for the first six months of fiscal 1995 were $5,937,000 compared to $637,000 for the first six months of fiscal 1994. The net loss for the same periods was $2,611,000 and $4,851,000, respectively. The increase in revenues resulted from Magnes system and Magnes component sales compared to a smaller volume of Magnes component sales during the first six months of fiscal 1994. The decline in net loss for the six month period was primarily due to higher product sales and lower research and development expenses, offset by an increase in interest expense from short-term debt financing and higher sales and marketing related expenses.

The gross margin on product sales was 46% for both the second quarter and the first six months of fiscal 1995, compared to 48% and 29%, respectively, for the corresponding periods in fiscal 1994. The improved margins in the current fiscal year were due primarily to sales volume related efficiencies.

Research and development expenses were $1,263,000 and $2,514,000 for the three-month and six-month periods ended March 31, 1995. These amounts represented a decrease of 22% and 21%, respectively, for the quarter and six-month period compared to the same periods in fiscal 1994. The decline was primarily due to decreased spending associated with product development and applications development for the Magnes system.

Marketing, general and administrative expenses increased by $286,000 for the second quarter of fiscal 1995 versus the comparable period in fiscal 1994. The increase for the first six months of fiscal 1995 was $416,000 versus the same period last fiscal year. The current quarter and first half increase resulted primarily from higher sales support and marketing expenses.

Order backlog for the Company's products at March 31, 1995 was $8,803,000, of which $2,539,000 is expected to be delivered in fiscal 1995. Order backlog was $6,136,000 at March 31, 1994. The increase in backlog is attributable to an increase in orders for Magnes systems.

Liquidity and Capital Resources

As of March 31, 1995, the Company had available working capital of $11,211,000, an increase of $13,325,000 from September 30, 1994. Cash, cash equivalents and investments totaled $13,518,000 at March 31, 1995. The increase in working capital and cash and investments primarily reflects the completion of the $15 million private sale of newly issued common stock to Dassesta
International S.A. and was partially offset by the use of working capital to fund operations. Additionally, the conversion of $2.2 million of short-term debt to common stock completed in April 1995 will result in an addition to working capital in the third fiscal quarter (See Note 5. of the Notes to Financial Statements).

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the further development and commercialization of the Company's products are expected to exceed cash generated from operations and to result in a decline in the Company's liquidity. The Company anticipates that the net proceeds from Dassesta financing together with existing working capital and gross profits from product sales will be adequate to finance its operations and working capital needs through at least Fiscal 1996.

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

On March 31, 1995 the Company completed the private sale of 15 million newly issued shares of common stock for $25 million to Dassesta International, S.A. Additionally, the Company issued 4,882,477 shares of newly issued shares of common stock to certain holders of short-term debt on April 17, 1995. See Notes 4 & 5 of the Notes to Financial Statements in Part I.

The Company has a line of credit with a bank and agreements with holders of short-term debt that contains certain covenants regarding the maintenance of minimum net tangible assets, restrictions on further borrowing, payment of dividends, redemption or repurchase of common stock of the Company and other restrictions. The Company is in compliance with these requirements at March 31, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Shareholders on March 24, 1995 and proxies for such meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Company's nominees for directors as listed in the proxy statement and all such nominees were elected. In addition, the following matters were adopted by the Shareholders at the Annual Meeting:

(a) Amend the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 23,000,000 to 60,000,000.

              For - 6,002,204      Against - 17,232        Abstain - 4,081

(b) Approve the issuance and sale of 25,000,000 shares of Common Stock to a single investor as described in the Proxy Statement.

              For - 5,993,204      Against - 19,193        Abstain - 11,120

(c) Amend the 1987 Stock Option Plan to increase by the number of shares available for issuance under the plan to 5,000,000.

              For - 5,796,507     Against - 223,087      Abstain - 3,923

(d) To ratify the selection of Price Waterhouse LLP as independent accountants for the fiscal year ending September 30, 1995.

              For - 6,014,204     Against - 6,613         Abstain - 2,700

There were 3,495,800 broker nonvotes for the election of directors and item (d) above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits: None
    (b) Reports on Form 8-K: A Form 8-K report was filed on April 5, 1995 regarding the shareholder approval of the increase in the number of authorized shares of common stock of the Company and approval of the sale of 25,000,000 shares of common stock to a foreign investment group.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.




Date        May 15, 1995                         /S/ James V. Schumacher
     -----------------------------       ---------------------------------------
                                             James V. Schumacher
                                             President and C.E.O. (Principal
                                             Executive Officer)


Date        May 15, 1995                         /S/ Peter L. Millikin
     -----------------------------       ---------------------------------------
                                             Peter L. Millikin
                                             Vice President and Controller
                                             (Principal Accounting and Financial
                                             Officer)