Form 10-Q/A
period 1995-03-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1995-07-14
CIK 729330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1995
                               -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number:          1-10285
                        --------------------------

                        BIOMAGNETIC TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 California                       95-2647755
     -------------------------------          -------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)


9727 Pacific Heights Boulevard, San Diego, California         92121-3719
- -----------------------------------------------------         ----------
     (Address of principal executive offices)                 (zip code)

                                (619) 453-6300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and formal fiscal year,
                        if changed since last report)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                               [ ] Yes      [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

  As of May 12, 1995, Registrant had only one class of common stock of which there were 39,910,174 shares outstanding.

_______________________________________________________

1 This report amends the registrant's report on Form 10-Q originally filed on May 15, 1995 with the Securities and Exchange Commission.

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements


                         BIOMAGNETIC TECHNOLOGIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

                                                       March 31,
                                                          1995             September 30,
                                                      (Unaudited)              1994
                                                      -----------          -------------
                                                 (Restated - See Note 1)
ASSETS
Cash and cash equivalents                               $  5,662             $    754
Short-term investments                                     7,856
Restricted cash                                            4,270                1,195
Accounts receivable                                          302                  123
Inventories                                                2,546                2,023
Prepaid expenses and other current assets                    421                  468
                                                        --------             --------
     Total current assets                                 21,057                4,563
Property and equipment                                     9,839               11,239
  Less accumulated depreciation and  amortization         (7,741)              (8,316)
                                                        --------             --------
                                                           2,098                2,923
Restricted cash                                            1,100                1,422
Other assets                                                 534                  511
                                                        --------             --------
     Total assets                                       $ 24,789             $  9,419
                                                        ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                        $    907             $  1,090
Accrued liabilities                                        1,777                1,057
Accrued salaries and employee benefits                       614                  529
Customer deposits                                          4,447                1,556
Notes payable to related parties                             825                  767
Short-term debt                                            2,137                1,678
                                                        --------             --------
     Total current liabilities                            10,707                6,677
Other liabilities                                            461                  459
                                                        --------             --------
     Total liabilities                                    11,168                7,136
SHAREHOLDERS' EQUITY
Common stock -- no par value, 60,000,000 shares
  authorized; 35,027,697 and 10,027,697 shares
  issued and outstanding in March and September,
  respectively                                            75,468               60,658
Accumulated deficit                                      (61,847)             (58,375)
                                                        --------             --------
     Total shareholders' equity                           13,621                2,283
                                                        --------             --------
     Total liabilities and shareholders' equity         $ 24,789             $  9,419
                                                        ========             ========

                See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per-share amounts)


                                     Three Months Ended              Six Months Ended
                                          March 31,                       March 31,
                                      1995           1994             1995           1994
                                      ----           ----             ----           ----
                                  (Restated -                     (Restated -
                                  See Note 1)                     See Note 1)
REVENUES
Product sales                       $ 1,367        $   477          $ 4,086        $   545
Contract research                        40                              86
Interest income                          44             50               75             92
                                    -------        -------          -------        -------
   Total revenues                     1,451            527            4,247            637

EXPENSES
Cost of product sales                   833            249            2,310            389
Contract research costs                  43                              91
Research and development              1,263          1,617            2,514          3,202
Marketing, general and
  administrative                      1,190            904            2,283          1,867
Interest expense                        285             14              521             30
                                    -------        -------          -------        -------
   Total expenses                     3,614          2,784            7,719          5,488
                                    -------        -------          -------        -------
Net Loss                            $(2,163)       $(2,257)         $(3,472)       $(4,851)
                                    =======        =======          =======        =======
Net Loss per Share                   $(0.21)        $(0.23)          $(0.34)        $(0.49)
                                    =======        =======          =======        =======
Weighted average number of
   shares outstanding                10,305          9,929           10,165          9,926
                                    =======        =======          =======        =======


                See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                 (In thousands)

                                                          Six  Months Ended
                                                              March 31,
                                                          1995             1994
                                                          ----             ----
                                                      (Restated -
                                                      See Note 1)
OPERATING ACTIVITIES
  Net loss                                              $(3,472)         $(4,851)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
       Depreciation and amortization                        671              968
       Interest expense                                     199
  Changes in operating assets & liabilities:
    Restricted cash                                      (2,753)          (2,874)
     Prepaid and other current assets                        47               11
     Accounts receivable                                   (179)             367
     Inventories                                           (332)             229
     Accounts payable                                      (183)             487
     Accrued liabilities                                    720              (98)
     Customer deposits                                    2,891            2,484
     Changes in other operating assets and liabilities       64              (69)
                                                        -------           ------
         Net cash used for operating activities          (2,327)          (3,346)

INVESTING ACTIVITIES
  Change in short-term investments                       (7,856)           3,728
  Capital expenditures                                      (37)            (832)
                                                        -------           ------
         Net cash (used for) provided by investing
           activities                                    (7,893)           2,896

FINANCING ACTIVITIES
  Principal repayments on short-term debt                (2,000)             (38)
  Proceeds from short-term borrowing                      2,318
  Proceeds from sale of common stock                     14,810               20
                                                        -------           ------
         Net cash provided by (used for) financing
           activities                                    15,128              (18)
                                                        -------           ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      4,908             (468)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            754              541
                                                        -------           ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 5,662           $   73
                                                        =======           ======

                See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.   Restatement of Interim Fiscal 1995 Results

This Quarterly Report on Form 10-Q is being filed to restate certain of the Company's financial statements for the three and six-month periods ended March 31, 1995. During the second fiscal quarter ended March 31, 1995 the Company had improperly recognized the partial sale of a Magnes system. Recognition of the sale will occur in subsequent quarters as appropriate. The Company is hereby restating its previously reported results for the second fiscal quarter to eliminate the recognition of this sale. As a result of the restatement, the Company is reporting a net loss of $2,163,000 for the second fiscal quarter, compared to the previously reported net loss of $1,302,000.

The unaudited financial statements for the three and six-month periods ended March 31, 1995 have been restated to reflect the the above item, the effects of which are summarized below.

                                           Three Months Ended                  Six Months Ended
                                             March 31, 1995                     March 31, 1995

                              As originally reported   As Restated  As originally reported   As restated
                              ----------------------   -----------  ----------------------   -----------
Net Loss                             $1,302,000         $2,163,000        $2,611,000         $3,472,000
Total Assets                        $24,349,000        $24,789,000       $24,349,000        $24,789,000
Shareholders' equity                $14,482,000        $13,621,000       $14,482,000        $13,621,000
Net loss per share                       $(0.13)            $(0.21)           $(0.26)            $(0.34)


2.       Basis of Presentation

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

3.       Net Loss per Share

Shares used in computing net loss per share include the weighted average of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

4.       Inventories

The composition of inventories was as follows:

                                       March 31,                   September 30,
                                         1995                          1994
                                     ------------                  -------------
                              (Restated - See Note 1)

Raw Materials                         $  226,000                    $  211,000
Work-In-Process                        2,102,000                     1,544,000
Finished Goods                           218,000                       268,000
                                      ----------                    ----------
                                      $2,546,000                    $2,023,000
                                      ==========                    ==========

5.       Sale of Common Stock

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

6.       Subsequent Event - Conversion of Short-term Debt to Common Stock

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

Results of Operations

Total revenues for the second quarter of fiscal 1995 were $1,451,000 compared to $527,000 for the second quarter of fiscal 1994, and the net loss was $2,163,000 compared to a net loss of $2,257,000 for the comparable period last fiscal year. The higher revenues for the quarter were the result of the sale of a Magnes system and Magnes components. The decrease in the net loss for the quarter was primarily the result of higher product sales and lower research and development expenses.

Revenues for the first six months of fiscal 1995 were $4,247,000 compared to $637,000 for the first six months of fiscal 1994. The net loss for the same periods was $3,472,000 and $4,851,000, respectively. The increase in revenues resulted from Magnes system and Magnes component sales compared to a smaller volume of Magnes component sales during the first six months of fiscal 1994. The decline in net loss for the six month period was primarily due to higher product sales and lower research and development expenses, offset by an increase in interest expense from short-term debt financing and higher sales and marketing related expenses.

The gross margin on product sales was 39% and 44%, respectively for the second quarter and the first six months of fiscal 1995, compared to 48% and 29%, respectively, for the corresponding periods in fiscal 1994. The improved margins in the current fiscal year were due primarily to sales volume related efficiencies.

Research and development expenses were $1,263,000 and $2,514,000 for the three-month and six-month periods ended March 31, 1995. These amounts represented a decrease of 22% and 21%, respectively, for the quarter and six-month period compared to the same periods in fiscal 1994. The decline was primarily due to the decline in expenses associated with product development and applications development for the Magnes system.

Marketing, general and administrative expenses increased by $286,000 for the second quarter of fiscal 1995 versus the comparable period in fiscal 1994. The increase for the first six months of fiscal 1995 was $416,000 versus the same period last fiscal year. The current quarter and first half increase resulted primarily from higher sales support and marketing expenses.

Order backlog for the Company's products at March 31, 1995 was $10,803,000, of which $4,539,000 is expected to be delivered in fiscal 1995. Order backlog was $6,136,000 at March 31, 1994. The increase in backlog is attributable to an increase in orders for Magnes systems.

Liquidity and Capital Resources

As of March 31, 1995, the Company had available working capital of $10,350,000, an increase of $12,464,000 from September 30, 1994. Cash, cash equivalents and investments totaled $13,518,000 at March 31, 1995. The increase in working capital and cash and investments primarily reflects the completion of the $15 million private sale of newly issued common stock to Dassesta International S.A. and was partially offset by the use of working capital to fund operations. Additionally, the conversion of $2.2 million of short-term debt to common stock completed in April, 1995 will result in an addition to working capital in the third fiscal quarter (See Note 6. of the Notes to Financial Statements).

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the further development and commercialization of the Company's products are expected to exceed cash generated from operations and to result in a decline in the Company's liquidity. The Company anticipates that the net proceeds from the Dassesta financing together with existing working capital and gross profits from product sales will be adequate to finance its operations and working capital needs through at least Fiscal 1996.

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

On March 31, 1995 the Company completed the private sale of 25 million newly issued shares of common stock for $15 million to Dassesta International, S.A. Additionally, the Company issued 4,882,477 shares of newly issued shares of common stock to certain holders of short-term debt on April 17, 1995. See Notes 5 & 6 of the Notes to Financial Statements in Part I.

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

                 For -6,002,204   Against -17,232  Abstain -4,081

(b) Approve the issuance and sale of 25,000,000 shares of Common Stock to a single investor as described in the Proxy Statement.

                 For -5,993,204   Against -19,193    Abstain -11,120

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


BIOMAGNETIC TECHNOLOGIES, INC.


Date         July 14, 1995                       /S/ James V. Schumacher
     ------------------------------         ---------------------------------
                                            James V. Schumacher
                                            President and C.E.O. (Principal
                                            Executive Officer)

Date         July 14, 1995                      /S/ Peter L. Millikin
     ------------------------------         ---------------------------------
                                            Peter L. Millikin
                                            Vice President and Controller
                                            (Principal Accounting Officer)