Form 10-Q
period 1995-06-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1995-08-14
CIK 729330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995
                               --------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   --------------------

 Commission File Number:                 1-10285
                        -----------------------------------------

                         BIOMAGNETIC TECHNOLOGIES, INC.
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    California                                                     95-2647755
--------------------------------------------------------------         ------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)


    9727 Pacific Heights Boulevard, San Diego, California              92121-3719
------------------------------------------------------------------------------------------
         (Address of principal executive offices)                      (zip code)

                                (619) 453-6300
      ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

      -------------------------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed since last report)

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

         As of August 4, 1995, Registrant had only one class of common stock of which there were 39,910,174 shares outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements


                         BIOMAGNETIC TECHNOLOGIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

                                                            June 30,
                                                             1995             September 30,
                                                          (Unaudited)              1994
                                                          -----------         --------------
ASSETS
Cash and cash equivalents                                   $  3,066              $    754
Short-term investments                                         8,355
Restricted cash                                                4,632                 1,195
Accounts receivable                                              800                   123
Inventories                                                    3,144                 2,023
Prepaid expenses and other current assets                        716                   468
                                                            --------              --------
     Total current assets                                     20,713                 4,563
Property and equipment                                         9,533                11,239
  Less accumulated depreciation and  amortization             (7,662)               (8,316)
                                                            --------              --------
                                                               1,871                 2,923
Restricted cash                                                1,100                 1,422
Other assets                                                     539                   511
                                                            --------              --------
     Total assets                                           $ 24,223              $  9,419
                                                            ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                            $  1,062              $  1,090
Accrued liabilities                                            1,382                 1,057
Accrued salaries and employee benefits                           540                   529
Customer deposits                                              6,445                 1,556
Notes payable to related parties                                                       767
Short-term debt                                                                      1,678
                                                            --------              --------
     Total current liabilities                                 9,429                 6,677
Other liabilities                                                478                   459
                                                            --------              --------
     Total liabilities                                         9,907                 7,136
Shareholders' Equity
Common stock -- no par value, 60,000,000 shares
  authorized; 39,910,174 and 10,027,697 shares issued and
  outstanding in June and September, respectively             78,412                60,658
Accumulated deficit                                          (64,096)              (58,375)
                                                            --------              --------
     Total shareholders' equity                               14,316                 2,283
                                                            --------              --------
     Total liabilities and shareholders' equity             $ 24,223              $  9,419
                                                            ========              ========



                See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per-share amounts)



                                        Three Months Ended         Nine Months Ended
                                              June 30,                  June 30,

                                        1995         1994           1995        1994
                                       -------      -------        ------      -------
REVENUES
Product sales                          $ 1,581      $ 2,477        $ 5,667     $ 3,022
Contract research                            3                          89
Interest income                            244           50            319         142
                                       -------      -------         ------      -------
   Total revenues                        1,828        2,527          6,075       3,164

EXPENSES
Cost of product sales                      851        1,497          3,161        1,886
Contract research costs                      6                          97
Research and development                 1,435        1,628          3,949        4,830
Marketing, general and  administrative   1,145          806          3,428        2,673
Interest expense                            45           20            566           50
                                       -------      -------         ------      -------
   Total expenses                        3,482        3,951         11,201        9,439
                                       -------      -------         ------      -------
NET LOSS BEFORE EXTRAORDINARY LOSS      (1,654)      (1,424)        (5,126)      (6,275)
EXTRAORDINARY LOSS FROM EXTINGUISHMENT
     OF SHORT-TERM DEBT                    595                         595
                                       -------      -------         ------      -------
NET LOSS                               $(2,249)     $(1,424)       $(5,721)     $(6,275)
                                       =======      =======        =======      =======

NET LOSS PER SHARE
     Loss before extraordinary loss     $(0.04)      $(0.14)        $(0.26)      $(0.63)
     Extraordinary loss                  (0.02)                      (0.03)
                                       -------      -------         ------      -------
     Net loss                           $(0.06)      $(0.14)        $(0.29)      $(0.63)
                                       =======      =======        =======      =======

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                   38,998       10,028         19,684        9,960
                                       =======      =======        =======      =======


                See notes to consolidated financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                 (In thousands)



                                                              Nine  Months Ended
                                                                   June 30,

                                                             1995            1994
                                                            -------         -------
OPERATING ACTIVITIES
  Net loss                                                  $(5,721)        $(6,275)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
      Depreciation and amortization                             970           1,463
      Extraordinary loss                                        595
      Interest expense                                          215
      Loss on asset retirements                                  42

  Changes in operating assets & liabilities:
    Restricted cash                                          (3,115)         (1,524)
    Prepaid and other current assets                           (248)           (447)
    Accounts receivable                                        (677)           (725)
    Inventories                                                (930)          1,271
    Accounts payable                                            (28)            398
    Accrued liabilities                                         519             134
    Customer deposits                                         4,889           1,467
    Changes in other operating assets and liabilities             2            (124)
                                                            -------         -------
        Net cash used for operating activities               (3,487)         (4,362)


INVESTING ACTIVITIES
  Change in short-term investments                           (8,355)          2,633
  Capital expenditures                                         (151)           (908)
                                                            -------         -------
      Net cash (used for) provided by investing activities   (8,506)          1,725


FINANCING ACTIVITIES
  Principal repayments on short-term debt                    (2,818)            (46)
  Proceeds from issuance of short-term debt                   2,318           2,710
  Net proceeds from sale of common stock                     14,805             226
                                                            -------         -------
      Net cash provided by financing activities              14,305           2,890
                                                            -------         -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     2,312             253

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                754             541
                                                            -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 3,066         $   794
                                                            =======         =======


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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at June 30, 1995 and the results of operations and its cash flows for the periods presented.

2.       Net Loss per Share

Shares used in computing net loss per share include the weighted average of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

3.       Inventories

The composition of inventories was as follows:

                                   June 30,                    September 30,
                                     1995                          1994
                                  ----------                   -------------
Raw Materials                     $  256,000                    $  211,000
Work-In-Process                    1,695,000                     1,544,000
Finished Goods                     1,193,000                       268,000
                                  ----------                    ----------
                                  $3,144,000                    $2,023,000
                                  ==========                    ==========


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

5. Extraordinary Loss - Extinguishment of Short-Term Debt and Issuance of Common Stock

In March and April 1995, the Company executed agreements with the holders of $2,210,000 of short-term notes providing for the conversion of the note principal plus accrued interest to common stock in connection with the completion of the sale of common stock to Dassesta (See Note 4). The conversion agreements contained similar terms to non-binding term sheets previously negotiated with certain noteholders in November, 1994. The conversion agreements provide for i) a 10% increase in the principal balance of the notes for purposes of conversion to common stock, ii) issuance of common stock at a price per share utilized in the Dassesta financing less 10% and iii) a 10% increase in the number of shares of common stock subject to purchase under previously issued option agreements. On April 17, 1995 the Company issued 4,882,477 shares of common stock in accordance with the conversion agreements. The Company recorded an extraordinary loss in April, 1995 of approximately $595,000, representing the excess of the fair value of common stock and additional options issued in connection with the conversion over the net carrying value of the notes at conversion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Biomagnetic Technologies, Inc. ("BTi") is a leader in magnetic source imaging ("MSI") and has developed the Magnes(R) system, an instrument designed to assist in the noninvasive diagnosis of a broad range of medical disorders. The Magnes system developed by the Company uses advanced superconductor technology to measure and locate the source of magnetic fields created by the human body. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal functions of the brain, heart and other organs. The Company is focusing the development of its technology on potentially large commercial market applications such as brain surgery, the diagnosis and surgical planning for treatment of epilepsy and life-threatening cardiac arrhythmias.

Results of Operations

Revenues for the third quarter of fiscal 1995 were $1,828,0000 compared to $2,527,000 for the third quarter of fiscal 1994, and the net loss was $2,249,000 compared to a net loss of $1,424,000 for the comparable period last fiscal year. Revenues for the quarter were lower primarily due to the reduced price associated with the sale of a Magnes system previously used for research purposes versus the sale of a new Magnes system in the comparable quarter in fiscal 1994. The increase in the net loss resulted primarily from lower revenues and the $595,000 extraordinary loss resulting from the extinguishment of short-term debt and conversion to equity during the quarter (See Note 5 of the Notes to Condensed Consolidated Financial Statements). Also contributing to the increase in net loss for the quarter were higher administrative expenses and higher sales and marketing expenses, the later primarily a result of the transfer of several people from research and development projects to sales support and marketing activities.

Revenues for the first nine months of fiscal 1995 were $6,075,000 compared to $3,164,000 for the first nine months of fiscal 1994. The net loss for the same periods was $5,721,000 and $6,275,000, respectively. The increase in revenues resulted primarily from Magnes system and Magnes component sales compared to a smaller volume of such sales in first three quarters of fiscal 1994. The decline in net loss for the nine-month period was primarily due to higher product sales and lower research and development expenses, offset by non-recurring interest expense from short-term debt financing and the extraordinary loss from the extinguishment of short- term debt and conversion to equity discussed above.

The gross margin on product sales was 46% for the third quarter and 44% for the first nine months of fiscal 1995 compared to 40% and 38%, respectively, for the corresponding periods in fiscal 1994. Margins overall were improved from volume related manufacturing efficiencies and reductions in product costs.

Research and development expenses were $1,435,000 and $3,949,000 for the three-month and nine-month periods ended June 30, 1995. These amounts represent a 12% decrease for the quarter and a 18% decrease for the nine-month period compared to the same periods in the prior fiscal year. The decline for both periods was primarily due to lower overhead costs associated with research and development activities and the transfer of several people from research and development projects to sales support and marketing activities. The decline in research and development expenses for the quarter and nine-month period was partially offset by increases in materials spending.

Marketing and general and administrative expenses increased by $339,000 for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. The increase for the first nine months of fiscal 1995 was $755,000 versus the same period last year. The current quarter and nine-month combined increase in marketing and general and administrative expenses resulted primarily from the transfer of personnel noted above, increased expenditures for sales support and marketing activities and increases in administrative personnel expenses.

Order backlog for the Company's products at June 30, 1995 was $9,263,000, of which $2,775,000 is expected to be recognized as revenue in fiscal 1995 based upon expected installation completion. Order backlog was $3,345,000 at June 30, 1994. The increase in backlog is primarily attributable to an increase in orders for Magnes systems.

Liquidity and Capital Resources

As of June 30, 1995 the Company had available working capital of $11,284,000, an increase of 13,398,000 from September 30, 1994. Cash, cash equivalents and investments totaled $11,421,000 at June 30, 1995. The increase in working capital, cash and cash equivalents and investments primarily reflects the completion of the $15 million private sale of newly issued common stock to Dassesta International S.A. and was partially offset by the use of working capital to fund operations. Additionally, the conversion of $2.2 million of short-term debt to common stock completed in April resulted in an addition to working capital during the quarter (See Note 5 of the Notes to Condensed Consolidated Financial Statements). At June 30, 1995 customer deposits totaling $4,632,000 were used to secure bank guarantees issued to customers and were therefore classified as restricted cash.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the further development and commercialization of the Company's products are expected to exceed cash generated from operations and to result in a decline in the Company's liquidity. The Company anticipates that the net proceeds from the Dassesta financing together with existing working capital and gross margins realized from product sales will be adequate to finance its operations and working capital needs through at least fiscal 1996.

                          PART II -- OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

The Company issued 4,882,477 shares of newly issued shares of common stock to certain holders of short-term debt on April 17, 1995. See Notes 4 & 5 of the Notes to Condensed Consolidated Financial Statements in Part I.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits: None
    (b) Reports on Form 8-K.

A Form 8-K report was filed on April 5, 1995 regarding the shareholder approval of the increase in the number of authorized shares of common stock of the Company and approval of the sale of 25,000,000 shares of common stock to a foreign investment group. On April 14, 1995 the Company filed a Form 8-K report noting the completion of the sale of 25,000,000 shares to a foreign investment group for $15,000,000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.


Date       August 11, 1995                     /S/ James V. Schumacher
     -------------------------            ---------------------------------------------------
                                           James V. Schumacher
                                           President and C.E.O. (Principal Executive Officer)

Date       August 11, 1995                    /S/ Herman Bergman
     -------------------------            ---------------------------------------------------
                                           Herman Bergman
                                           Acting Chief Financial Officer
                                           (Principal Financial Officer)
