Form 10-K405
period 1995-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1995-12-21
CIK 729330

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1995
                           ---------------------------------
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to________________

Commission File Number:                1-10285
                           ---------------------------------
                         BIOMAGNETIC TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         California                                       95-2647755

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

   9727 Pacific Heights Boulevard, San Diego, California        92121-3719
(Address of principal executive offices)                        (zip code)

Registrant's telephone number, including area code    (619)453-6300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No
                                                            Par Value Per Share
                                                             (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 6, 1995 was $13,012,429, based on the closing price on that date on the Nasdaq
National Market.

The number of shares outstanding of the registrant's Common Stock, no par value, as of December 6, 1995 was 39,932,174 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Annual Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders to be held March 18, 1995 are incorporated by reference into Part III of this report.

2. Registrant's Annual Report of its Employee Stock Purchase Plan for the fiscal year ended September 30, 1995 is included as Exhibit 99.1.

3. Items contained in the above-referenced documents which are not specifically incorporated by reference are not included in this report.

                         BIOMAGNETIC TECHNOLOGIES, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                                                   Page
                                                                                                   ----
PART I

Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item  3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

Item  4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .       17


PART II

Item  5.   Market for Registrant's Common Stock and Related Shareholder Matters . . . . . . .       18

Item  6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19

Item  7.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20

Item  8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .       24

Item  9.   Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24


PART III

Item 10.   Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .       25

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

Item 12.   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . .       25

Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . .       25


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . .       26

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       30

                                     PART I

ITEM 1.   BUSINESS.

Company Overview

Biomagnetic Technologies, Inc. (the "Company" or "BTi") was established in 1970 to produce specialized instruments for ultra- sensitive magnetic field and low temperature measurements. These products were supplied to physicists for basic research. The Company has been developing its core magnetic sensing technologies since the early 1970s and incorporated those technologies into its magnetic source imaging ("MSI") system, an instrument designed to assist in the noninvasive diagnosis of a broad range of medical disorders. The MSI system developed by the Company uses advanced superconducting technology to measure and locate the source of magnetic fields generated by the human body, which are one billion times smaller than the earth's magnetic field. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal function of the brain, heart and other organs. The Company is focusing the development of its technology on large potential commercial market applications such as brain surgery, the diagnosis and surgical planning for treatment of epilepsy and life-threatening cardiac arrhythmias.

MSI differs significantly from other existing functional and anatomical imaging methods. The Company believes MSI is the only method that can precisely capture and locate rapid changes in organ function without the injection of radioactive isotopes or costly invasive procedures such as surgical placement of electrodes into the body. Other functional imaging methods such as electroencephalography ("EEG") or positron emission tomography ("PET") either require invasive procedures to provide the needed accuracy of locating functional areas or respond too slowly to follow transient physiological events. Anatomy oriented diagnostic methods such as computed tomography ("CT") and magnetic resonance imaging ("MRI") produce anatomical images showing cross-sectional slices of various parts of the body. The Company's MSI system, when used in conjunction with anatomy oriented diagnostic methods, provides the clinician with an image that links anatomy with function to give a more complete picture of the patient's condition without the use of radioactive isotopes or costly invasive procedures.

The Company's MSI system is currently being used by physicians for planning the surgical removal of brain tumors and vascular malformations to reduce the risk of neurological injury resulting in paralysis and expensive rehabilitation therapy. The Company's MSI system is also being used to assist physicians specializing in epilepsy to evaluate whether the surgical treatment of drug-resistant epileptic seizures is appropriate by helping to locate brain tissue that triggers such seizures. Other potential neurological applications for the Company's MSI system include certain stroke, trauma and mental disorders. The Company's MSI system is also being used to investigate certain cardiac applications including the assessment of risk for lethal arrhythmias and the location of the tissue responsible for the arrhythmias as a guide for subsequent therapy. In addition, the Company is focusing its internal research efforts on developing and expanding its proprietary technology into more cost-effective products.

Several leading medical centers worldwide have performed more than 4,400 clinical examinations on patients and control subjects with the Company's MSI system for the purpose of developing the clinical applications, either independently or in collaboration with BTi. Since the first third-party reimbursement was received in September 1993, 49 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes(R) MSI system. Magnes systems are installed in 15 medical and research institutions worldwide. These sites include the Scripps Research Institute in La Jolla, California ("Scripps"), New York University Medical Center ("NYU"), the University of Tokyo ("UT"), the University of California, San Francisco Medical Center ("UCSF") and the Karolinska Hospital in Sweden. Patients have been referred to collaborating domestic sites from more than 50 leading medical institutions throughout the United States.

According to statistics issued by the National Institutes of Health ("NIH"), the annual cost associated with neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of most neurological disorders, the indirect cost of income lost due to illness. The Company currently is directing its sales efforts toward the more than 150 medical centers in the U.S., Japan and Europe where clinical applications for MSI may be developed. The potential commercial clinical market in the U.S. consists of more than 1,200 large hospitals and independent imaging centers.

Current Medical Imaging Technology

Most debilitating or life threatening disorders of the body, such as stroke, seizures, dementia, movement disorders, mental illness, cardiac arrhythmias and gastrointestinal disorders, involve a disruption of function. Because electrical activity plays a critical role in many functions of the body, such activity is frequently monitored as a means to diagnose functional disorders. The electrocardiogram ("ECG") and EEG are recordings of electrical activity of the heart and brain used to obtain information about heart and brain function, respectively. Similarly, electrical activity is often recorded to diagnose functional disorders of skeletal muscles and peripheral nerves.

In the diagnosis and treatment of certain disorders, knowledge of the specific location of the malfunctioning tissue is a key factor. Numerous medical imaging technologies have been developed in response to this need. These technologies include imaging technologies oriented toward organ structure and anatomy, such as CT and MRI, and imaging technologies oriented toward function, such as PET, single-photon emission computed tomography ("SPECT") and functional MRI ("fMRI").

CT and MRI produce anatomical images showing cross-sectional slices of various parts of the body. These anatomical imaging methods help in locating structural malformations and assessing physical organ damage. Their applications are limited, however, in that many functional disorders have no corresponding structural abnormality.

Other imaging technologies have been developed specifically to show the location of certain functional areas. PET and SPECT produce cross-sectional pictures showing the location of certain radioactively labeled substances that have been injected into the body. Relative levels of metabolic activity and regional blood flow, two measures of cell function, are determined by measuring the amount of radiation emitted by different tissues.

An adaptation of conventional MRI known as fMRI is used to create images related to localized changes in blood flow in the brain. While fMRI has the advantage compared with PET and SPECT in that it does not involve injecting radioactive substances into the body, fMRI, PET and SPECT all have a relatively long response time that prevents observation of rapidly changing activities. Much of the valuable diagnostic information observed in brain and cardiac electrical activity occurs in intervals much less than one second, typically tens of milliseconds, and is spontaneous in nature. Because the response time of PET, SPECT and fMRI is several seconds at best, critical information about the sequence of activity, which is essential for understanding disorders such as epilepsy and cardiac arrhythmias, is unavailable from these technologies.

Conventional ECG and EEG have a faster response time than fMRI, PET and SPECT, and provide critical information about the sequence of electrical activity but, in many cases, lack the ability to locate the source of such activity with sufficient accuracy to guide therapy. Locational accuracy is lost because the electrical activity is distorted as it passes through body tissues between the electrical source in the brain or heart and the electrodes on the body's surface. For this reason, electrodes are commonly inserted into the body in an attempt to obtain accurate localization of functional abnormalities in the brain or heart prior to ablation procedures. This procedure is invasive, very costly and involves risk and discomfort.

MSI Technology

MSI is based on a measurement of the magnetic fields produced by intracellular electrical activity which, as discussed above, is associated with many of the body's most critical functions. Unlike electrical activity generated by the body, the corresponding magnetic fields pass through the body without distortion and without obscuring the location of the source. By measuring the magnetic fields and analyzing them to extract locational information, MSI can noninvasively provide information about the location of the origin of normal and abnormal electrical activity with a combination of millimeter spatial resolution and millisecond time response that has otherwise been available only from highly invasive procedures. The Company believes that MSI has a unique capability to obtain such information without introducing radioactive or other tracer substances into the body or use of other invasive procedures.

The Magnes MSI System

The Company's current MSI systems, the single sensor Magnes I and the dual sensor Magnes II, are integrated systems capable of measuring, analyzing and locating magnetic fields associated with the body's electrical activity in millisecond time frames. The Magnes II was announced in fiscal 1994 and is an enhancement of the Company's original Magnes I MSI system. Magnes II employs two sensors, each containing an array of 37 magnetic detectors (for a total of 74 detectors, each consisting of a superconducting detection coil and an amplifier called a superconducting quantum interference device ("SQUID")). Magnes I and Magnes II systems have been used in both neurological and cardiac applications and incorporate a number of unique technologies which are discussed later under the caption "Proprietary Core Technologies".

In fiscal 1995, BTi announced the development of the Magnes 2500 WH whole head MSI system ("Magnes WH"). The Magnes WH employs a total of 148 magnetic detectors incorporated into a sensor with a helmet shaped recess that is placed over the patient's head. This design, when completed, will allow simultaneous examination of the entire brain and is uniquely designed for evaluating both ambulatory and critically ill patients in a seated or fully reclined position. Simultaneous examination of limited areas of both brain hemispheres has been previously accomplished with the Magnes II system and may be useful in measuring electrical events occurring in several different locations in the brain.

In 1990, the Company received 510(k) clearance from the United States Food and Drug Administration (the

"FDA") of the Magnes I system for applications relating to the brain. The Company is currently seeking FDA clearance of the Magnes I system for applications relating to the heart and of the Magnes II system for applications relating to the brain. The Magnes I system received approval from the Japanese Ministry of Health and Welfare ("JMHW") in 1992 for sale in Japan as a clinical device and the dual sensor Magnes II system received similar JMHW approval in 1995. The Company intends to file a 510(k) premarket notification for the new Magnes WH.

Medical Applications

The Company believes its Magnes system has significant commercial potential in the diagnosis and treatment of neurological disorders. However, as a new medical technology, the Magnes system faces several challenges to commercial success. Medical applications for the Magnes system must be developed that result in better patient care than existing technologies, regulatory clearance must be obtained to sell the Magnes as a clinical device, reimbursement for MSI procedures must be obtained from third party payors and the Magnes must provide an economic benefit to the health care provider.

Currently, the Company believes there are two medically accepted applications for the Magnes, presurgical functional mapping and assistance in the diagnosis and treatment planning for epilepsy. Reimbursement from a number of insurance companies has been obtained for both of these procedures, however the expected volume of such procedures at a single hospital site does not currently provide sufficient operating revenue to offset the investment and operating cost of a Magnes system. The Company is currently focused on the development of MSI applications for functional mapping, epilepsy and cardiology and is aggressively pursuing programs to increase awareness of MSI technology to its target market of neurosurgeons, neurocardiologists, neurologists and epileptologists.

The Company's Magnes I system has, to date, only been cleared by the FDA for applications relating to the brain. Further applications development and clinical testing must be conducted before it can be deemed appropriate for the potential applications described below. Notwithstanding the size of the potential markets, there is no assurance the Company's system will be accepted for use in any of the areas mentioned.

Neurological Applications

Research at leading medical centers has demonstrated that the Company's MSI system can be used by physicians to noninvasively locate specific functional regions of the brain in preparation for surgery. In addition, research has shown that the Company's MSI system can assist physicians to noninvasively locate brain tissue suspected of triggering epileptic seizures and abnormal neurological activity associated with closed head injury and trauma, ischemic disorders and stroke.

        Presurgical Functional Mapping: Approximately 100,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of functional regions vary even among healthy individuals and more widely among patients with large brain lesions, and the locations cannot reliably be determined solely from anatomical imaging such as MRI. By relating information about the primary sensory function areas provided by the Company's MSI system to MRI-generated anatomical images, however, a function map of the brain can be obtained and presented on a screen or recorded on film. Thus, images produced with the Company's MSI system allow the surgeon to reliably estimate the risk of damage to the identified function areas arising from the surgery itself and to select the best surgical approach, such as where to open the head and from which direction to access the targeted area to minimize the risk.

        Using the Company's MSI system, reliable and practical methods of providing a functional map have been developed, verified and reported in several medical journals. The Company's MSI system allows the surgeon, hospital, insurer and patient to more accurately assess the risk of a proposed surgery and the possibility of improving the outcome of the surgery.

        Epilepsy Surgery: There are approximately 1.2 million people in the United States with recurrent epileptic seizures, and approximately 150,000 new cases emerge each year. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. There are at least 100,000 people in the United States alone that could benefit from surgical intervention, although only about 2,500 such procedures are currently performed each year due to limited facilities needed to perform the presurgical evaluations.

        Over the past decade, a number of research studies have demonstrated that information produced by MSI can noninvasively locate brain tissue suspected of triggering epileptic seizures. Locating epileptic tissue is vital in the evaluation of patients for epilepsy surgery. In the absence of a noninvasive method, it has often been necessary to implant an array of electrodes directly on or into the brain to locate this tissue. The invasive approach requires lengthy hospitalization in facilities that are equipped for long-term intensive monitoring of patients, 24-hour nursing care and participation of a highly trained team of specialists. To date, the cost and relative scarcity of appropriate facilities for this long-term monitoring procedure severely limit the number of patients who can benefit from a surgical approach to epilepsy treatment.

        Recent medical literature shows MSI provides additional information that is useful for locating epileptic tissue and could, in many cases, avoid invasive evaluation procedures. The Company believes the necessary information can be obtained with its MSI system in a clinically acceptable time frame and at a cost that will allow for routine use in evaluating patients for epilepsy surgery. The results to date suggest that, in a large number of cases, the use of the Company's MSI system would be a cost-effective alternative to currently used invasive evaluation procedures.

        Closed Head Injury and Trauma: The National Institute of Neurological Disorders and Stroke and the National Head Injury Foundation estimate that there are approximately 500,000 incidents of closed head injury per year, about 10% of which result in lingering brain damage. Currently, clinicians primarily use MRI or CT scans which provide only anatomical images to determine the nature and extent of brain damage following a closed head injury. These anatomical images are often normal even though the patient shows severe neurological symptoms. Other currently used tests of neurological function such as EEG are generally difficult to interpret.

        Research studies conducted at the Company's cooperating clinical sites show that the Company's MSI system is a sensitive detector for abnormal brain activity accompanying traumatic injury while also providing a map of the abnormality as it relates to anatomy. Researchers believe the information provided by its MSI system could prove uniquely valuable in enabling the trauma physician to assess the severity and potential consequences of the physical damage and to help determine the appropriate course of treatment.

        Ischemic Disorders and Stroke: Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. The total direct cost to the U.S. healthcare system for treatment and rehabilitation of stroke exceeds $10 billion per year. MSI may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. Also, as an indicator of neurological function, MSI may be used to monitor rehabilitation and treatment of stroke patients.

Cardiac Applications

Each year more than 300,000 Americans die from arrhythmias, or irregular heart rhythms, that stop the heart from pumping enough blood through the body. Arrhythmias result from electrical disturbances in damaged heart tissue. Two of the great challenges facing cardiologists today are identifying people at risk for arrhythmias and treating those people once they are identified. Early results of measurements on subjects with a wide range of cardiac disorders suggest that the Company's MSI system can help address both challenges.

Current techniques for reliably identifying people at risk for lethal arrhythmias require the cardiologists to insert a catheter into the heart to perform an electrophysiological test. Patterns of electrical stimuli are then introduced into the heart in an attempt to artificially induce the arrhythmia. This test lasts about two hours and requires a specially equipped catheterization laboratory. In 1993, approximately $615 million was spent in the United States on 246,000 electrophysiological tests performed for this purpose.

Although the use of the Company's MSI system for magnetic field detection related to cardiac arrhythmias is in the very early stages, the Company believes that a noninvasive cardiac arrhythmia risk assessment test could be developed using its MSI system based on detecting the magnetic fields of the damaged heart tissues that produce arrhythmias. If successful, such a test would be far less expensive than the current electrophysiological test because it would not require a cardiologist to be present and could be completed in about 30 minutes. The availability of a reliable, inexpensive and noninvasive test would greatly facilitate the selection of antiarrhythmic drugs and the dosage appropriate to each patient.

Recently, some arrhythmia patients have been treated by destroying the tissue responsible for the arrhythmia using a special type of catheter, a treatment known as catheter ablation therapy. At present, however, the treatment is not available for many patients because of the need for a map of the electrical activity of the heart to determine which region of tissue should be destroyed. The Company believes that its MSI system may be able to produce this map and enable catheter ablation to be used in a greater number of arrhythmia patients. The Company is currently seeking FDA clearance to market the Magnes system for applications relating to the heart.

Clinical Collaborations

The Company's primary near-term objective is to accelerate the use of its MSI system by cooperating with researchers and physicians at key medical centers selected by the Company. The Company's MSI system must be established by clinical researchers as an effective tool suitable for mainstream clinical applications in order to establish a large commercial market. Accordingly, the early clinical research sales and collaborations with clinical sites are strategically important to the Company's overall market development plan.

The Company's MSI systems are currently installed for neurological use at 15 sites worldwide listed in Table 1. The Company also has established programs for the development of cardiac applications and cardiac test protocols at two of these sites. The Company provides technical support to all of these sites. While the sites listed in Table 1 below do not all have formalized clinical applications development agreements with BTi, the Company benefits from the extensive research conducted at these sites through the clinical results disseminated to the medical community and from potential future applications that may be developed. To date, the findings of BTi and its collaborators have been presented in 68 published papers.

                                 TABLE 1

            NAME OF INSTITUTION                             LOCATION
            -------------------                             --------
            The Scripps Research Institute*                 United States
            U.C. San Francisco Medical Center*              United States
            New York University Medical Center              United States
            University of Tokyo Hospital                    Japan
            National Institute for Physiological Sciences   Japan
            Kyushu University Hospital                      Japan
            National Epilepsy Center                        Japan
            Sumitomo Research Center                        Japan
            National Chubu Hospital                         Japan
            University of Muenster                          Germany
            Institute of Medicine-KFA Juelich               Germany
            University of Erlangen                          Germany
            University of Vienna General Hospital           Austria
            University of Rennes                            France
            Karolinska Hospital                             Sweden

         * Represents equipment on loan under a collaboration agreement

Marketing, Sales and Distribution

Market Description

The overall market for the Magnes system can be divided into three overlapping segments: the basic research market, the clinical applications development market and the commercial clinical market. Customers in each market segment are identified by the focus of their work, the source of purchase funds and other characteristics, as described below.

The basic research market consists of scientists working in university and government laboratories to discover new information about organ function and to make fundamental advances in their scientific fields. Patient treatment is not their principal concern. Equipment used by these scientists generally is purchased with funds provided by government and private research grants. The basic research market continues to be the source of the majority of the Company's sales.

The clinical applications development market consists primarily of teaching medical centers where the majority of clinical applications development work for new medical technologies and procedures is conducted. Because of their size, buying power, prestige and early involvement in assessing and using new medical technologies, teaching medical centers continue to be the primary focus of the Company's near-term marketing plans. The Company has identified more than 150 key members of this group in the U.S., Europe and Japan, which are centers of excellence in (i) neurosurgery, neurology and neurophysiology, (ii) neuroradiology and radiology and (iii) cardiology.

The commercial clinical market for MSI systems includes hospitals and clinics that would use the MSI system in routine diagnosis and therapeutic monitoring of patients. The primary commercial clinical market in the United States consists of approximately 450 major medical centers with 500 or more beds and approximately 780 hospitals with between 300 and 500 beds. In addition, independent imaging centers in major metropolitan areas have often been among the first buyers of new imaging technologies, and the Company believes this pattern may be repeated for its MSI system. Of the top 25 neurology centers in the United States, 24 have significant and growing epilepsy centers. There are approximately 100 epilepsy surgery centers in the United States and Western Europe that could be candidates for the Company's MSI system. Multiple sales at the same site are not likely in the near term. Sales to the commercial clinical market are expected to develop when regulatory approvals are obtained, adequate third-party reimbursement for MSI tests becomes routine and MSI procedure costs decline. Therefore, growth in this market depends on the development of effective, regulatory approved clinical applications that qualify for third-party reimbursement and are accepted by physicians such as neurosurgeons, neurologists, cardiologists and radiologists.

The NIH has estimated that there are approximately 90 million cases annually of neurological and mental illness disorders in the U.S.. Each case represents a separate incident of such disorders and not separate patients. In most cases, diagnostic methods for these disorders remain inadequate. According to NIH estimates, the annual cost associated with these neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of neurological disorders, the indirect cost of income lost due to illness. The majority of these disorders are functional in nature and are a major cause of disability and death. In most cases, no noninvasive test exists to help physicians diagnose or effectively monitor the functional activity associated with these neurological and mental illness disorders. The Magnes system is designed to address this need.

There is substantial medical evidence supporting the view that a significant percentage of mental illness disorders have a physiological origin which may be treated by pharmaceuticals or surgery. In most cases, however, it has not been possible to detect physiological dysfunctions clearly associated with the symptoms of mental illness. There has been no objective measure to use for the diagnosis of mental illness, for the prescription of therapy, and for measuring the effectiveness of the therapy on the patient. MSI has demonstrated the ability to provide accurate spatio-temporal maps of neurophysiological function which may serve as an objective measure and, the Company believes, the Magnes system could fulfill a major need of physicians dealing with mental disorders. Researchers are in the early stages of investigating MSI applications for mental illness and therefore no reliable estimates can be made of the number of patients that might be aided by data provided by the Magnes system.

Marketing Strategies

In order to promote sales in both the clinical applications development and commercial clinical markets, the Company's fundamental marketing strategy is to accelerate clinical applications development for the Magnes system by collaborating with and promoting the work of a core group of influential medical centers engaged in applications development. The Company plans to continue implementation of this strategy by (i) encouraging physicians developing applications for the Magnes to publish their results in professional journals,
(ii) participating in key medical meetings to generate interest among targeted medical specialists, (iii) direct mailings to encourage communication between research groups working with the Magnes system, (iv) site visits by key customers, (iv) public relations activities, and (v) continuing its patient referral program.

Distribution

The Company has a small direct sales organization with the specialized skills needed to sell the Company's MSI system in the United States. The European and Asian markets are served, respectively, by the Company's subsidiary in Germany and by the biomedical division of SMI in Japan. In March 1990, the Company entered into a distribution agreement granting SMI the exclusive rights to market, sell, distribute and service the Company's MSI products in certain regions of Asia and in Australia and New Zealand for an initial period of seven years. The agreement establishes a minimum number of units to be purchased by SMI during the period and grants to SMI a right of first refusal to negotiate a license to manufacture and sell the Company's MSI products in certain regions of Asia and in Australia and New Zealand. The distribution rights may be extended by either party for an additional five years and may be terminated by the Company or SMI under certain conditions.

Reimbursement

The Company's long-term commercial success in the United States is dependent upon obtaining approval of routine payment for clinical MSI procedures by Medicare and third-party payors. The Health Care Financing Administration, which is responsible for the administration of Medicare, and most third-party payors follow similar guidelines for determining whether a specific procedure or health care technology is "reasonable" and "necessary" and, therefore, reimbursable under Medicare or private insurance coverage. These guidelines generally include consideration of whether (i) the procedure or technology is more or less costly than an alternative already covered by insurance, (ii) the added benefit of the procedure or technology is significant enough to justify the expense, and (iii) the procedure or technology provides significant medical benefits not otherwise available from other procedures or technologies.

Substantial data is already available to support the use of MSI and the Company's Magnes system for presurgical functional mapping and epileptic foci localization. This includes a number of publications in Neurosurgery and the American Journal of Neuroradiology. The data has been successfully used by several medical centers to receive third-party reimbursement on a case-by-case basis. Since the first reimbursement was received in September 1993, a total of 49 insurance companies and other healthcare providers have now approved reimbursement for MSI procedures. Although initial results are encouraging and a number third-party payors have approved reimbursement, there is no assurance that third-party reimbursement will become widely available.

In Japan, a large number of hospitals are government funded and operated. These hospitals are paid by the JMHW only for procedures that have been approved by a reimbursement board of the JMHW. The JMHW follows guidelines similar to those followed by third-party payors in the U.S. in determining whether a new medical procedure will be reimbursed by the Japanese government. Once reimbursement for a procedure is approved by the JMHW, all hospitals, both public and private, are reimbursed for the procedure at the same reimbursement rate. Since January 1992, when the Magnes system received approval from the JMHW for sales in Japan as a clinical device, Japanese public and private hospitals may purchase the system for clinical use on patients. Reimbursement is not yet available from the Japanese government or third-party payors, but private Japanese hospitals are allowed to charge patients for procedures with the Magnes system. The Kyushu University Magnes system has been designated as a Highly Advanced Medical Technology Site by the Japanese government. This designation is required for application to the JMHW for reimbursement. SMI, with assistance from the Company, continues to work with medical centers in Japan in an effort to have the JMHW establish a reimbursement level for Magnes system procedures that will help support future purchases of the Magnes system.

In Europe, the Magnes sites have concentrated primarily on research and have not pursued governmental or private approval for reimbursement of MSI procedures.

Product Prices, Terms of Sale and Upgrade Policy

The current prices for the Company's MSI systems range from $1.5-$2.5 million, depending upon system configuration. Standard terms of sale provide for payment of 40% of the purchase price upon placement of the order, 40% prior to shipment and the remaining 20% when installation is completed. The Company may also enter into special collaboration and sale arrangements with medical centers to promote clinical applications development. The time between placement of an order and installation typically ranges between six and 12 months.

Installation, Service and Training

In the medical device market, the ability to provide comprehensive and timely service is a key competitive advantage and important for establishing customer confidence. Installation and service for the Company's products in the United States and Europe is provided from its San Diego headquarters and from the Company's subsidiary in Germany, both of which maintain customer service departments capable of performing sophisticated systems installation and equipment maintenance. SMI has its own service capabilities in Japan to service MSI systems sold in their distribution area.

Installation and a service agreement for the first year are provided as part of the standard terms of sale in the United States and Europe. Thereafter, service and maintenance are available on a time and materials basis or pursuant to a yearly service agreement for an annual fee.

Initial customer training in the operation of the Company's MSI systems is provided by the Company's personnel at the customer's site. Physician training in interpreting the clinical significance of MSI information is currently provided at the Company's cooperating United States clinical sites.

Competition

Companies known to BTi that have manufactured an integrated large-array MSI system are CTF Systems Inc., a Canadian company, Neuromag Ltd., a Finnish company, Siemens AG, a German company, Phillips N.V., a Netherlands company and Shimadzu, a Japanese company. To the best of the Company's knowledge, none of these competing systems has received FDA clearance for marketing as a clinical device in the United States. An MSI system produced by CTF Systems, Inc. has been cleared for sale as a clinical device in Japan by the JMHW and a consortium of companies led by Osaka Gas Ltd. is currently soliciting orders for the CTF system. The Company believes that Siemens AG and Phillips N.V. do not currently manufacture or market integrated large-array MSI systems. The Company believes that the Magnes systems competes favorably with other MSI systems on the basis of performance for detecting magnetic fields.

The Japanese government funded an extensive long-term program to develop a MSI system by a consortium of Japanese companies coordinated by the Japan Ministry of International Trade and Industry ("MITI"). This program is scheduled to be terminated in 1996. Other large multinational corporations with substantial resources available for research and development activities, including GE Corporation, a United States company, have initiated product investigation programs in magnetic source imaging. The Company's ability to compete successfully against any of its current or potential future competitors will depend upon various factors, including its ability to continue its technological and market development leadership role and to raise the necessary capital for further development and commercialization.

Backlog

As of September 30, 1995, the aggregate amount of firm backlog orders for the Company's products was $9,262,000, of which the Company expects to fill approximately $8,000,000 before September 30, 1996. The backlog is composed primarily of orders for the new Magnes WH (See Note 2 of the Notes to the Financial Statements in Part IV). In comparison, at September 30, 1994 and 1993, backlog was $6,444,000 and $3,138,000, respectively. As sales of the Company's systems products typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from year to year depending upon orders received and installations completed during the reporting period.

Proprietary Core Technologies

BTi has pioneered the development of technologies associated with MSI. Among the core technologies related to the Company's MSI system that have been developed by and are proprietary to the Company, several, such as superconducting MSI detectors, magnetic noise reduction, data analysis and clinically useful displays, represent areas where the Company believes it has established a leadership position in MSI.

Superconducting MSI Detectors

The Company's MSI detectors consist of a superconducting detection coil and an extraordinarily sensitive amplifier called a SQUID. Superconductivity describes the ability of certain materials, when refrigerated to near absolute zero
(-460 degrees F or -273 degrees C), to carry electricity without electrical resistance. This property enables the detection coil to act as a noise-free antenna to pick up magnetic fields and transfer them to the SQUID. The SQUID utilizes other unique electrical properties of superconductors to generate readily measured voltage changes in response to very small magnetic field changes. Together, the superconducting detection coil and SQUID amplifier are able to detect magnetic fields that are at least 1,000 times smaller than is possible with other magnetic field detectors.

BTi has developed proprietary processes for fabricating highly reliable superconducting magnetic field detectors and integrating a large number of such detectors into complex sensors that measure magnetic fields generated by electrical activity in the body. Sensors are comprised of the MSI detectors and the components required to refrigerate them to their operating temperature. The MSI detectors are refrigerated to a near absolute zero temperature with liquid helium. Novel methods have been developed by the Company to accomplish the necessary refrigeration without the requirement of immersing the MSI detectors directly in liquid helium. Without this requirement, the magnetic field detectors can be used in any orientation with respect to the body, thereby overcoming limitations of previous designs that have prevented simultaneous measurements on a patient lying in a horizontal position. BTi believes this unique ability will provide a significant competitive advantage for the Company's future MSI systems.

The Company has also developed proprietary processes for fabricating detection coils and SQUIDs from materials that become superconducting at the temperature of liquid nitrogen, which is significantly higher than the temperature of liquid helium. The availability of superconducting detection coils and SQUIDs refrigerated with liquid nitrogen would greatly simplify the design and reduce the costs to build and operate an MSI system. The Company has built and tested experimental magnetic detectors fabricated from superconductors operating at liquid nitrogen temperature. While their noise properties are currently less favorable than those obtained by using liquid helium superconductors, further improvements may make them suitable for certain MSI applications. The Company believes its novel high-temperature SQUID fabrication process is the only process having the reliability and reproducibility required of a commercial manufacturing process.

Magnetic Noise Reduction

The ability to detect the weak magnetic fields created by the body depends upon the elimination or reduction of magnetic noise generally present in the environment. The magnetic fields generated by the electrical activity of the body can easily be overwhelmed by the stronger magnetic fields generated by automobile traffic, elevators, electrical machinery or even an ordinary wrist watch worn by a patient. The Company has developed techniques to reduce interference from magnetic noise. The Company houses its MSI system in a shielded room constructed according to the Company's specifications from special alloys that reduce magnetic noise. All equipment used in the shielded room is selected or fabricated to avoid contaminating this low-noise environment. In addition, the configuration of the detection coils in the Company's MSI system sharply reduces their sensitivity to magnetic fields from sources located more than about 10 inches from the sensor, which allows the Company to focus the sensors on the specific portion of the body being measured.

Finally, the Company's MSI sensor contains additional detectors to measure the magnetic noise in the vicinity of the patient. Signal processing algorithms have been developed that use this information to remove magnetic interference in the recorded fields. The Company is investigating whether its noise reducing algorithms could allow a reduction in magnetic shielding requirements which could substantially lower the cost of future MSI systems.

Data Analysis

The Company has developed techniques to automate the collecting and processing of reliable clinical data according to standardized protocols. The use of standardized protocols enables the Company's MSI system to be operated by a trained technician and helps to ensure the reliability of the results. BTi's proprietary software has dramatically reduced the time to compute specific sources of electrical activity. These developments have been critical factors in the Company's efforts at making its MSI system suitable for routine clinical use.

In analyzing a patient's magnetic field data, it is usually assumed that the magnetic field at any instant of time is generated by a very small region of electrically active tissue. There are situations of potential clinical interest in which the assumption of a single focal source of electrical activity cannot be used, and new analysis techniques are needed. The Company has developed and is testing techniques to extend the analysis to multi-focal and spatially extended sources of electrical activity to address this need.

Clinically Useful Displays

Effective display of the results of an MSI examination is required to allow the technician operator to assess the data quality and to allow the physician to interpret the significance of the MSI results relative to the patient's condition. The Company provides a number of displays ranging from temporal displays, which allow the physician to determine the time sequence of events and to overlay displays which estimate the location of the analyzed functions relative to the patient's anatomical images provided by MRI or CT. The Company has developed or has access to data interfaces compatible with a wide variety of MRI and CT scanners.

Research and Development

The Company has funded its research and development of its technology programs primarily through revenues from product sales and product-related services, through capital raised by venture capital financing and from its public and private sales of stock. The Company has received additional funds for research and development through NIH grants and contracts with the Department of Defense. During fiscal 1995, 1994 and 1993, the Company's internally funded research and development expenses were $5,410,000, $6,725,000 and $8,255,000, respectively. The Company does not anticipate that there will be any further reduction in the internally funded research and development expense in fiscal 1996, but rather that such expenditures will increase slightly to complete the development of the Magnes WH.

Manufacturing and Materials

The Company engineers and manufactures every major component of the Magnes system, other than the host computer and its peripherals, the magnetically shielded room that houses the sensor, and the sensor position indicator hardware, that determines how the sensor is oriented to the body. The Company has complete facilities to fabricate SQUIDs from materials that become superconductive at liquid helium and liquid nitrogen temperatures.

Of the major components of the Magnes system not manufactured by the Company, the host computer and peripherals are widely available standard items. The other major purchased components are constructed in accordance with Company specifications that ensure compatibility with its MSI system. The magnetically shielded room for Magnes systems sold in the United States and Europe is currently supplied by a subsidiary of Siemens AG. In 1991, the Company completed development of a magnetically shielded room of its own design in cooperation with SMI and retains an option to manufacture the room or purchase it from SMI for sales outside the SMI distribution area. In June 1994, the Company also entered into an agreement with a United States company to develop and manufacture a lower cost alternative to existing magnetically shielded rooms. The Company believes it has adequate alternate sources of supply for this major system component from these sources and other companies.

The Company believes its current manufacturing capacity is sufficient to satisfy present demand. In order to achieve its long-term objectives, however, the Company will be required to expand production capabilities, mainly through additional personnel. There can be no assurance that the Company will be able to increase its level of output. The Company believes that its control over the development and manufacture of its MSI system will enable it to modify its devices to address specific needs of anticipated clinical applications without significant dependence upon outside suppliers, manufacturers or providers of technology.

Governmental Regulation

The Company is subject to various regulations of the FDA and of the California Health Services. In particular, the FDA and the California Health Services have promulgated regulations to which the Company must adhere relating to the manufacturing standards, effectiveness and safety of the Company's diagnostic products. The FDA regulates marketing of medical devices, requiring premarket clearance or premarket approval based upon review of information submitted by the Company relating to intended product use and product labeling, safety and efficacy. The premarket clearance or approval processes are based upon risk class and degree of equivalence to devices already marketed that are proven to be safe and effective.

The Company filed a Section 510(k) premarket notification with the FDA in March 1990 for applications of the Magnes I system relating to the brain. In June 1990, it received clearance from the FDA to market the Magnes I system based upon that 510(k) premarket notification. That clearance enables the Company to market the Magnes I MSI system as a diagnostic device rather than as research equipment. The Company is currently seeking FDA clearance of the Magnes I system for applications relating to the heart and of the Magnes II system for applications relating to the brain. The Company intends to file a 510(k) premarket notification for the new Magnes WH.

Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices are subject to general controls, including Good Manufacturing Practice regulations, and examples of such devices are tongue depressors and hot water bottles. Class II devices are subject to general performance standards not yet established by regulation. General controls of Class I presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Examples of Class II devices are ECG and EEG. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Safety and efficacy must be demonstrated and supported by clinical data submitted to the FDA for "premarket approval." Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a Section 510(k) premarket notification, and subsequent FDA clearance to market. The Magnes I system has been determined under the 510(k) process to be substantially equivalent to BTi's prior Model 607

Neuromagnetometer and to EEG. The Company's Magnes MSI systems are classified as Class II, and therefore are subject to the general controls of Class I and to performance standards that have not yet been defined for Class II devices.

The Company's continued compliance with applicable governmental regulations is assessed by internal audits and by audits of manufacturing operations and procedures conducted by the FDA and California Health Services. These agencies have the authority, among other things, to limit or stop product shipments and require product recall should a failure to comply with regulations be observed. The Company has registered with the FDA and the California Health Services as a medical device manufacturer. California Health Services has completed an inspection of the Company's facilities and manufacturing processes and has issued the Company a license which permits it to manufacture, sell and ship the Magnes system as a medical device for diagnostic purposes. The FDA conducted an audit of the Company to federal current Good Manufacturing Practices ("cGMP") regulation requirements in August and September 1991. Some areas of the Company's internal cGMP program were observed to be noncompliant with the regulations at that time. Action to correct the observed deficiencies has been completed and implemented, and may be verified during future FDA audits.

In addition, in order to export its products, the Company must comply with United States export control regulations, which restrict the export of devices containing certain of the Company's technology to certain foreign nations. Although the export control regulations have not prohibited the Company from exporting its MSI systems to foreign nations, there can be no assurance that the Company will continue to be able to obtain the necessary export licenses in the future. The Company is currently allowed to export the Magnes system to many foreign countries, including all Western European countries and Japan, under a general license that requires no additional approval prior to shipment.

While Western Europe and Japan have regulatory agencies that are somewhat similar to the FDA, each country's regulatory requirements for product acceptance are unique and will require the expenditure of substantial time, money and effort to obtain regulatory acceptance for marketing. There can be no assurance that the Company will be able to obtain such approvals. The Magnes I system received approval in Japan from the JMHW in 1992 for sale as a clinical device and Magnes II received similar JMHW approval in 1995.

Patents and Proprietary Information

The Company significantly relies on proprietary technology and seeks to maintain confidentiality of its trade secrets, unpatented proprietary know-how and other proprietary information and to obtain patent protection when available. As of September 30, 1995, the Company held 35 patents in the United States. One of these had counterpart patents issued in the United Kingdom, France, Germany, the Netherlands and Canada and two others have counterpart patents granted by the European Patent Organization. As of September 30, 1995 the Company had filed 9 U.S. patent applications that are in various stages of the patent prosecution process. The Company has also filed 16 applications with the European Patent Organization for patent protection in Western Europe, 17 applications in Japan and three in other countries. The Company anticipates that patents, if issued, will be issued (i) within two to 20 months with respect to the pending patent applications in the U.S., and (ii) within three years with respect to the pending patent applications in Western Europe. The Company, having reserved its priority with respect to receiving patents on its applications in Japan, is currently pursuing additional perfection of patent rights with respect to six of these applications.

The Company's patents protect several fundamental aspects of the technology used in its products. Patents have been issued with respect to superconducting devices, ultra-low-noise electronics circuits, biomagnetometer design, biomagnetic signal processing, magnetic shielding techniques, noise suppression methodologies and cryogenic apparatus construction techniques. Patent applications have been filed with respect to a new process for fabrication of electronic devices using high-temperature superconducting materials, superconducting device designs, magnetic shielding technology, cryogenic refrigeration, ultra-low-noise electronic circuits, patient handling equipment and biomagnetic signal processing and data analysis. The Company currently is considering additional patent applications covering inventions already made in these and related fields of technology. BTi is not aware of any infringement by any of its products on patents issued to others.

Magnes(R) and Neuromagnetometer(R) are registered trademarks of the Company. Ferritometer(TM), Biomagnetic Technologies(TM) (with and without the design) and BTi(TM) are trademarks/service marks of the Company either by registration with the State of California or by application for registration with the U.S.
Patent and Trademark Office.

Human Resources

As of September 30, 1995, the Company employed 95 full-time employees at its facilities in San Diego, California and Germany. None of the Company's employees is covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains good relationships with its employees.

Financial Information

Additional financial information concerning revenues related to foreign operations and sales to certain customers is included in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 2.   PROPERTIES.

The Company's executive offices and manufacturing facilities are located in a 55,095 square foot facility at 9727 Pacific Heights Boulevard, San Diego, California. All domestic operations of the Company are conducted from this facility, which was first occupied in December 1989. The Company leases this facility pursuant to an eight-and-one-half-year lease agreement which expires in February 1998. Average monthly lease payments over the term of the lease are approximately $39,500. The Company's subsidiary in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement. Monthly lease payments are approximately $1,700. Sales and service for the Company's European operations are conducted from the German facility.

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary are involved in any litigation which is expected to have a material adverse effect on the Company's business, consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BTIX". The following table sets forth the range of high and low closing sales prices by quarter for the Company's Common Stock as reported by the Nasdaq National Market for the last two fiscal years.


Fiscal Year 1995        High            Low
---------------         ----            ---
1st Quarter             $1-5/8          $ 5/8
2nd Quarter             $1-3/16         $ 5/8
3rd Quarter             $1-1/8          $ 11/16
4th Quarter             $2-1/8          $ 13/16


Fiscal Year 1994        High            Low
----------------        ----            ---
1st Quarter             $4-1/4          $2-5/8
2nd Quarter             $4-1/8          $2-3/4
3rd Quarter             $3-1/4          $1-5/8
4th Quarter             $1-3/4          $1-5/8

As of December 15, 1995, there were approximately 375 holders of record of the Company's Common Stock.

The Company has never declared or paid dividends on its Common Stock. The Company does not anticipate declaring any dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, for the development of its business.

ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to BTi's consolidated statements of operations for each of the three years in the period ended September 30, 1995 and with respect to the consolidated balance sheets at September 30, 1995 and 1994, are derived from the audited consolidated financial statements which are included elsewhere in this document. The statement of operations data for the years ended September 30, 1992 and 1991 and the balance sheet data at September 30, 1993, 1992 and 1991 are derived from audited financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Dollars and shares are stated in thousands, except per-share amounts.


                                                             Years Ended September 30,
                                   ----------------------------------------------------------------------------
                                     1995             1994             1993             1992            1991
                                   --------         --------         --------         --------        --------
STATEMENT OF OPERATIONS DATA:
Total revenues                     $ 9,196          $ 3,344          $ 4,327         $ 10,048         $ 10,191
Net loss                            (6,673)         (10,313)         (10,989)          (8,700)          (6,519)
Net loss per share (1)               (0.27)           (1.03)           (1.11)           (0.98)           (0.92)
Shares used in computing
 per share amounts(1)               24,783            9,977            9,912            8,907            7,117



                                                                  September 30,
                                  -----------------------------------------------------------------------------
                                     1995             1994             1993             1992             1990
                                   --------         --------         --------         --------         --------
BALANCE SHEET DATA:
Working capital                    $10,274         $(2,114)          $ 7,115          $ 17,562         $ 13,656
Total assets                        20,124           9,419            14,434            26,429           24,332
Long term obligations                  493             459               650               548              995
Shareholders' equity                13,368           2,283            11,970            22,787           17,080

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements describing shares used in calculating net loss per share.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

Overview

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs. BTi is focusing the development of its MSI system on large potential commercial market applications such as brain surgery, the diagnosis and surgical planning for treatment of epilepsy and life-threatening cardiac arrhythmias.

Fifteen Magnes systems were installed in medical and research institutions worldwide at the end of fiscal 1995. To date, more than 4,400 MSI examinations had been performed on patients and control subjects at the Company's application development sites and the findings of BTi and its collaborators had been published in 68 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 49 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI system.

In fiscal 1995, BTi announced development of the Magnes WH, which is intended to complement the existing Magnes I and Magnes II systems. The Magnes WH design, when completed, will allow simultaneous examination of the entire brain and is uniquely designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. Simultaneous examination of portions of both brain hemispheres has previously been accomplished with the Magnes II system and may be useful in measuring electrical events occurring in several different locations in the brain.

The current price of BTi's MSI systems ranges from approximately $1.5-$2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue in foreign markets. The Company generally prices its European sales in the currency of the country in which the product is sold and the prices of such products in dollars will vary as the value of the dollar fluctuates against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales. The Company enters into forward exchange contracts to hedge such foreign currency exposure.

Due to substantial research and product development expenses and low unit sales, the Company has incurred net losses every year since fiscal 1982. Since concentrating on the development of its MSI systems in 1984, the Company's corporate strategy and commitment of resources have focused on long-term product, applications and market development rather than near-term operating performance. Although considerable progress has been achieved, the Company expects to continue to incur significant product and applications development expenses in the foreseeable future and anticipates incurring operating losses at least through fiscal 1996.

The Company believes the relatively small number of proven medical applications for the Magnes system, lack of routine reimbursement for MSI procedures and uncertainty in the U.S. market have limited system sales. Additionally, due to the relatively recent introduction of MSI products to the market, it is not possible to reliably predict the timing and extent of future product sales. The Company does not anticipate multiple sales to the same end-user in the near term and at current sales volumes, the sale of one Magnes system may have a significant impact on the results of operations of the Company during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

The consolidated financial statements and notes thereto which appear in Part II,
Item 8 should be read in conjunction with the following review.

Results of Operations

Fiscal Years Ended September 30, 1995 and 1994

Fiscal 1995 results of operations improved from fiscal 1994 levels primarily as a result of the increased volume of Magnes product sales and reduced research and development expenses. The improvement in operating results was partially offset by higher sales and marketing expenses, higher interest expense on short-term debt and the extraordinary loss resulting from the conversion of certain short-term debt to equity.

Revenues from product sales increased 172% in fiscal 1995 to $8,578,000 from $3,158,000 in fiscal 1994 as a result of four Magnes system sales in 1995 compared to a single Magnes system sale in fiscal 1994. Product sales in both fiscal years were composed of Magnes MSI systems and Magnes components. Sales to SMI represented approximately 19% and 28% of total sales for fiscal years 1995 and 1994, respectively. In fiscal 1995, sales to three customers represented 32%, 32% and 12% of total sales and in fiscal 1994 sales to one customer represented 68% of total sales.

The gross profit margin on product sales in fiscal 1995 was 47%, a 28% increase over fiscal 1994. The improvement in gross margin was primarily the result of volume related manufacturing efficiencies and reduction in product costs.

Research and development expenses declined 20% in fiscal 1995 to $5,410,000 from $6,725,000 in fiscal 1994. The decline is primarily the result of lower overhead costs associated with research and development activities and the transfer of several people from research and development projects to sales support and marketing activities. The decline in research and development expenses was partially offset by an increase in materials spending associated with the Magnes WH development program. The Company expects research and development expenses to increase slightly in fiscal 1995 to complete the development of the Magnes WH.

Marketing and sales plus general and administrative expenses in fiscal 1995 totaled $4,670,000 versus $3,959,000 in the prior fiscal year. These expenses represented 51% and 118% of total revenues in fiscal 1995 and 1994, respectively. General and administrative expenses totaled $2,300,000 in fiscal 1995, representing a slight decline from fiscal 1994. Fiscal 1994 general and administrative expenses included nonrecurring expenses of $423,000 related to an uncompleted public offering of common stock. Considering only recurring expenses, the increase from fiscal 1994 to 1995 in general and administrative expenses resulted primarily from higher personnel costs and higher insurance costs. Total marketing and sales expenses increased $740,000 over the prior year as a result of higher expenditures for sales support and marketing activities. This included the addition of a Vice President of Sales and Marketing, the transfer of personnel noted above and associated program expenses.

Interest expense increased to $573,000 in fiscal 1995 from $391,000 in the prior fiscal year as a result of continued short-term debt financing and an increase in short-term borrowing.

Fiscal Years Ended September 30, 1994 and 1993

The Company recorded a net loss of $10,313,000 in fiscal 1994 and $10,989,000 in fiscal 1993. The decreased loss was primarily due to lower research and development expenses, offset by lower gross margins on sales and interest expense on short-term debt.

Revenues from product sales declined to $3,158,000 in fiscal 1994 from $3,819,000 in fiscal 1993, a decrease of 17%. The decrease resulted primarily from a decline in unit sales of instrumentation products. Sales of instrumentation products declined to $53,000 in fiscal 1994 from $1,170,000 in the previous year. The Company distributed certain instrumentation products of another manufacturer in Europe through fiscal 1993. Future instrumentation product sales are not expected to be significant. One Magnes system was sold in both fiscal 1994 and fiscal 1993.

The percentage of total product sales to SMI was 28% and 8%, respectively, for fiscal years 1994 and 1993. Additionally, sales to one customer in fiscal 1994 represented approximately 68% of total sales and sales to one customer in fiscal 1993 represented approximately 59% of total sales.

The gross profit margin on product sales in fiscal 1994 was 19% compared to 24% in fiscal 1993. Gross margins in fiscal year 1994 were low primarily as a result of the modest level of sales and higher manufacturing costs associated with current year cost of sales.

Research and development expenses decreased to $6,725,000 in fiscal 1994 from $8,255,000 in fiscal 1993, a decrease of 19%. The decline is primarily the result of reduced applications development expenses and reduced engineering staff and related expenses compared to fiscal 1993 levels.

Marketing and sales plus general and administrative expenses in fiscal 1994 totaled $3,959,000 versus $4,012,000 in the prior year. As a percentage of total revenues, these expenses were 118% and 93% in fiscal 1994 and fiscal 1993, respectively. General and administrative expenses in fiscal 1994 included $423,000 in expenses related to a public offering of common stock that was not completed. Fiscal 1993 general and administrative expenses included nonrecurring charges totaling approximately $510,000 related to the replacement of the Company's former President and Chief Executive Officer and recruitment expenses for his successor. Marketing and sales expenses increased 5% in fiscal 1994 from the previous year from efforts to increase market awareness for MSI applications leading to market acceptance and increased sales. Interest expense in fiscal 1994 increased to $391,000 from $60,000 in the prior fiscal year due to interest, fees and expenses related to the issuance of short-term debt.

Liquidity and Capital Resources

BTi has financed its operations largely through private and public sales of equity securities. From 1984 through 1989 the Company raised aggregate proceeds of $15.9 million in private sales of common and preferred stock. The Company raised net proceeds of $34.1 million through an initial public offering of common stock in July 1989 and two subsequent public offerings in June 1991 and 1992. In March 1990, the Company executed agreements with SMI resulting in net proceeds of $8.8 million from the sale of common stock and $1.0 million from a research and development project.

In March 1995, the Company completed the private sale of 25 million shares of common stock to Dassesta resulting in net proceeds of $14.8 million. Dassesta had previously provided a short-term loan of $1.5 million which was repaid at the closing of the transaction. In connection with the Dassesta financing the Company repaid $500,000 of short-term debt and executed agreements with the holders of $2.2 million of short-term notes providing for the extinguishment of the note principal plus accrued interest in exchange for the issuance of 4.9 million shares of common stock plus options to purchase an additional 486,200 shares of common stock.

At September 30, 1995, the Company had working capital of $10,274,000, an increase of $12,388,000 from the prior year. The increase in working capital is primarily due to the Dassesta financing and the extinguishment of short-term debt, offset by operating losses and capital expenditures. In fiscal 1995, the Company used a credit facility to issue $2.6 million in standby letters of credit to secure certain customer deposits, thereby eliminating short-term restricted cash. At September 30, 1995 and 1994, working capital was reduced by long-term restricted cash of $1.1 million, which relates to the guarantee of certain potential future payments to the Company's President.

Capital expenditures were $453,000 in fiscal 1995 compared to $942,000 in fiscal 1994. Fiscal 1994 expenditures included the establishment of an applications program at UCSF. The Company anticipates capital equipment expenditures will amount to approximately $1,000,000 in fiscal 1996.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the further development and commercialization of the Company's products through September 30, 1996 are expected to substantially exceed cash generated from operations and will result in a further decline in the Company's liquidity. The Company's backlog at September 30, 1995 is composed primarily of orders for the new Magnes WH, which is scheduled for delivery in fiscal 1996. As of September 30, 1995 the development of the Magnes WH was not complete and shipments anticipated to commence in the first quarter of fiscal 1996 have been delayed. The delay is the result of additional engineering effort and time required to complete the development for the production and shipment of systems.

The Company believes that the Magnes WH will be completed in fiscal 1996. Although significant effort is being expended to complete the development so that shipments can commence in fiscal 1996, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, shipments could be further delayed with possible negative effects on the cash flow and cash resources of the Company. The Company anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes WH and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996.

The Company's ability to meet its expected cash needs beyond this period will be dependent on a number of factors, including the market's acceptance and sales of the Magnes system, which cannot be accurately predicted at this time. The Company may also attempt to obtain additional sources of funding such as government grants and strategic alliances with other entities. However, there can be no assurance that additional funds will be available when needed and on terms favorable to the Company, that grant applications will be approved or funded, that applications of the Company's technology will be successfully developed or that any agreements will be reached related to strategic alliances. Should additional funding not be available, the Company would be required to significantly reduce the scope of its operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995 and the report of independent accountants are included in this report as listed in the index on page 26 of this report (Item 14 (a)).

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required for this item with respect to directors is set forth in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders to be held March 18, 1995 (the "Proxy Statement"), to be filed with the Commission within 120 days of the Company's fiscal year end, which sections are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

Information required for this item is set forth in the section entitled "Executive Compensation and Other Information" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required for this item is set forth in the section entitled "Security Ownership of Management" and "Principal Shareholders" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required for this item is set forth in the sections entitled "Executive Compensation and Other Information" and "Certain Transactions" in the Proxy Statement, which sections are incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)    The following documents are filed as part of this report:


             (1)   Financial Statements

                   Report of Independent Accountants  . . . . . . . . . . . . . . . . .     32

                   Consolidated Balance Sheets at September 30, 1995 and 1994   . . . . .   33

                   Consolidated Statements of Operations for the three years
                    ended September 30, 1995          . . . . . . . . . . . . . . . . . .   34

                   Consolidated Statement of Shareholders' Equity for the three years
                   ended September 30, 1995   . . . . . . . . . . . . . . . . . . . . . .   35

                   Consolidated Statements of Cash Flows for the three years
                   ended September 30, 1995   . . . . . . . . . . . . . . . . . . . . . .   36

                   Notes to Consolidated Financial Statements   . . . . . . . . . . . . .   37

             (2)   Financial Statement Schedule

                   Schedule II - Consolidated Valuation and Qualifying Accounts

                   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto

             (3)   Exhibits

                   The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

      (b)    Reports on Form 8-K during the fourth quarter:

             None

      (c)    Exhibits

             The following documents are exhibits to this Form 10-K:

Exhibit
  No.                                                  Description of Document
--------------------------------------------------------------------------------
   3.1 (1)  Articles of Incorporation of the Company, as amended.
   3.2 (1)  Bylaws of the Company, as amended.

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

+10.49 (7)  Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan.



Exhibit
  No.                                      Description of Document
--------------------------------------------------------------------------------
+10.55 (6)  Employment Agreement, dated July 12, 1993, between the Company and
            James V. Schumacher.

+10.56 (6)  Form of Trust Agreement between the Company and James V.
            Schumacher.

+10.57 (8)  Amendment to Option Agreements between the Company and Stephen O.
            James (numbered originally as Exhibit 10.3).

 10.58 (6)  Real Estate Lease, dated April 3, 1989, between the Company and
            Cornerstone Income Properties, plus First and Second Amendments to the Real Estate Lease.

 10.64 (9)  Form of Purchase Option Agreement, as amended.

 10.67 (9)  Magnetically Shielded Room (MSR) Development and Production Program
            Agreement, dated June 6, 1994 (with certain confidential portions omitted).

 10.68 (6)  Letter Agreement between the Company and Dassesta International S.A.
            regarding the purchase of 25,000,000 Shares of Common Stock of the Company.

 10.69 (6)  Loan and Security Agreement with a bank dated December 13, 1994.

 10.70 (6)  Schedule to Loan and Security Agreement dated December 13, 1994.

10.71 (10)  Offshore Subscription Agreement between the Company and Dassesta
            International S.A. (Numbered originally as Exhibit 2.1).

10.72 (10)  Form of Offer Letter to Holders of 10% Secured Promissory Notes
            (Numbered originally as Exhibit 2.2).

    10.73   Amendment to Articles of Incorporation.

        21  Subsidiary of the Company (Biomagnetic Technologies GmbH).

        23  Consent of Independent Accountants -- Price Waterhouse LLP.

        24  Power of Attorney.

      99.1  Annual Report of the Biomagnetic Technologies, Inc. 1992 Employee
            Stock Purchase Plan.

----------------

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

(4) These exhibits were previously filed as part of, and are hereby incorporated by, reference to the same numbered exhibits (except as otherwise indicated) in the Fiscal 1992 Form 10-K.

(5) These exhibits were previously filed as part of, and are hereby incorporated by, reference to the same numbered exhibits (except as otherwise indicated) in the Fiscal 1993 Form 10-K.

(6) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Fiscal 1994 Form 10-K.

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

(10) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in form 8-K, filed April 14, 1995.

+      Management contract or compensatory plan or arrangement.



Supplemental Information

Proxy materials have not been sent to shareholders as of the date of this report. The Proxy materials will be furnished to the Company's shareholders subsequent to the filing of this report and the Company will furnish such material to the Securities and Exchange Commission at that time.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMAGNETIC TECHNOLOGIES, INC.

By      /s/  James V. Schumacher                             December 21, 1995
  ------------------------------------------                 -----------------
        James V. Schumacher                                        Date
        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By      /s/ James V. Schumacher                              December 21, 1995
  ---------------------------------------------------        -----------------
        James V. Schumacher, President and Chief                   Date
        Executive Officer and Director
        (Principal Executive Officer)

By      /s/ Herman Bergman                                   December 21, 1995
  ---------------------------------------------------        -----------------
        Herman Bergman, Acting Chief Financial Officer             Date
        (Principal Financial and Accounting Officer)

By               *                                           December 21 ,1995
  ---------------------------------------------------        -----------------
        R. Scott Asen, Director                                    Date

By               *                                           December 21, 1995
  ---------------------------------------------------        -----------------
        Jerry C. Benjamin, Director                                Date



By               *                                           December 21, 1995
  ---------------------------------------------------        -----------------
        William C. Black, Jr., Director                            Date



By               *                                           December 21, 1995
  ---------------------------------------------------        -----------------
        Martin P. Egli, Director                                   Date



By                                                           December 21, 1995
  ---------------------------------------------------        -----------------
        Gerald D. Knudson, Director                                Date


By               *                                           December 21, 1995
  ---------------------------------------------------        -----------------
        Enrique Maso, Director                                     Date



*By     /s/ James V. Schumacher
  ---------------------------------------------------
            James V. Schumacher
            (Attorney-in-Fact)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biomagnetic Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 26 present fairly, in all material respects, the financial position of Biomagnetic Technologies, Inc. and its subsidiary at September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
November 27, 1995

                         BIOMAGNETIC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                   1995            1994
                                                               ------------    ------------
ASSETS
Cash and cash equivalents                                      $  2,313,928    $    753,820
Short-term investments                                           10,515,702
Restricted cash                                                                   1,194,539
Accounts receivable (less allowance for doubtful
     accounts: 1995, $20,115; 1994, $11,886)                        774,619         122,862
Inventories                                                       2,476,794       2,022,678
Prepaid expenses and other current assets                           456,106         469,125
                                                               ------------    ------------

Total current assets                                             16,537,149       4,563,024

Property and equipment -- at cost                                 9,818,678      11,238,526
     Less accumulated depreciation and amortization              (7,894,133)     (8,315,823)
                                                               ------------    ------------
Net property and equipment                                        1,924,545       2,922,703
Restricted cash                                                   1,100,000       1,422,300
Other assets                                                        562,556         511,341
                                                               ------------    ------------
TOTAL ASSETS                                                   $ 20,124,250    $  9,419,368
                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                               $    786,553    $  1,090,450
Accrued salaries and employee benefits                              610,573         528,311
Accrued liabilities                                               1,009,430       1,057,057
Customer deposits                                                 3,856,187       1,556,236
Notes payable to related parties                                                    767,000
Short-term debt                                                                   1,678,000
                                                               ------------    ------------
Total current liabilities                                         6,262,743       6,677,054
Other liabilities                                                   493,413         459,453
                                                               ------------    ------------

Total liabilities                                                 6,756,156       7,136,507

COMMITMENTS AND CONTINGENCIES (Notes 2, 7 and 9)

SHAREHOLDERS' EQUITY
Common stock -- no par value, 60,000,000 shares authorized;
     39,921,174 and 10,027,697 shares issued and outstanding     78,415,590      60,657,544
Accumulated deficit                                             (65,047,496)    (58,374,683)
                                                               ------------    ------------
Total shareholders' equity                                       13,368,094       2,282,861
                                                               ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 20,124,250    $  9,419,368
                                                               ============    ============



                 See Notes to Consolidated Financial Statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Years Ended September 30,
                                             1995            1994            1993
                                         ------------    ------------    ------------
Product sales                            $  8,577,777    $  3,157,760    $  3,818,765
Contract research                              89,247          10,630          71,782
Interest income                               528,987         175,742         436,224
                                         ------------    ------------    ------------

Total revenues                              9,196,011       3,344,132       4,326,771

Cost of product sales                       4,523,846       2,571,707       2,905,003
Contract research costs                        97,376          10,543          84,780
Research and development                    5,409,678       6,724,587       8,254,894
Marketing and sales                         2,369,974       1,629,823       1,555,476
General and administrative                  2,299,974       2,329,124       2,456,181
Interest expense                              573,261         391,460          59,734
                                         ------------    ------------    ------------
Total expenses                             15,274,109      13,657,244      15,316,068
                                         ------------    ------------    ------------

Loss before extraordinary loss             (6,078,098)    (10,313,112)    (10,989,297)
Extraordinary loss from extinguishment
     of short-term debt                      (594,715)
                                         ------------    ------------    ------------

Net loss                                 $ (6,672,813)   $(10,313,112)   $(10,989,297)
                                         ============    ============    ============

Net Loss Per Share
     Loss before extraordinary loss      $       (.25)   $      (1.03)   $      (1.11)
     Extraordinary loss                          (.02)
                                         ------------    ------------    ------------
     Net loss                            $       (.27)   $      (1.03)   $      (1.11)
                                         ============    ============    ============

Weighted Average Number of
     Common Shares Outstanding             24,782,800       9,977,192       9,911,967
                                         ============    ============    ============


                 See Notes to Consolidated Financial Statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                           Common Stock            Accumulated
                                                      Shares          Amount          Deficit         Total
                                                    -----------    ------------    ------------    -----------
BALANCE, SEPTEMBER 30, 1992                           9,883,156    $ 59,859,709    $(37,072,274)   $22,787,435
Exercise of stock options                                41,541         175,101                        175,101
Common stock tendered upon exercise of
    stock options                                          (341)         (3,111)                        (3,111)
Net loss                                                                            (10,989,297)   (10,989,297)
                                                    -----------    ------------    ------------    -----------
BALANCE, SEPTEMBER 30, 1993                           9,924,356      60,031,699     (48,061,571)    11,970,128
Exercise of stock options                                15,573          20,687                         20,687
Stock issued to Employee Stock Purchase
     Plan participants                                   87,768         205,158                        205,158
Issuance of options to purchase equity securities                       400,000                        400,000
Net loss                                                                            (10,313,112)   (10,313,112)
                                                    -----------    ------------    ------------    -----------
BALANCE, SEPTEMBER 30, 1994                          10,027,697      60,657,544     (58,374,683)     2,282,861
Exercise of stock options                                33,000          18,480                         18,480
Sale of common stock, net of issuance costs          25,000,000      14,790,880                     14,790,880
Common stock issued upon debt extinguishment          4,860,477       2,948,686                      2,948,686
Net loss                                                                             (6,672,813)    (6,672,813)
                                                    -----------    ------------    ------------    -----------
BALANCE, SEPTEMBER 30, 1995                          39,921,174    $ 78,415,590    $(65,047,496)   $13,368,094
                                                    ===========    ============    ============    ===========


                 See Notes to Consolidated Financial Statements.

                         BIOMAGNETIC TECHNOLOGIES , INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Years ended September 30,
                                                                1995            1994            1993
                                                            ------------    ------------    ------------
OPERATING ACTIVITIES
Net loss                                                    $ (6,672,813)   $(10,313,112)   $(10,989,297)
Adjustments to reconcile net loss to net
   cash used by operating activities:
         Extraordinary loss                                      594,715
         Depreciation and amortization                         1,238,251       1,944,423       1,948,191
         Interest expense                                        265,000         135,000
         Changes in operating assets and liabilities:
               Restricted cash                                 1,516,839      (1,516,839)
               Accounts receivable                              (651,757)        362,261          12,687
               Inventories                                      (279,117)      1,694,965         187,002
               Prepaid expenses and other current assets         (36,668)       (208,699)         70,170
               Accounts payable                                 (303,897)        620,216        (674,529)
               Accrued liabilities                               146,031         226,771        (198,741)
               Customer deposits                               2,299,951       1,556,236        (194,673)
               Other liabilities                                  33,960        (190,571)        147,902
               Other                                              68,687          28,889        (170,236)
                                                            ------------    ------------    ------------
Net cash used for operating activities                        (1,780,818)     (5,660,460)     (9,861,524)

INVESTING ACTIVITIES
Change in short-term investments                             (10,515,702)      3,925,251      10,452,368
Capital expenditures                                            (452,732)       (941,691)       (489,819)
                                                            ------------    ------------    ------------
Net cash (used for) provided by investing activities         (10,968,434)      2,983,560       9,962,549

FINANCING ACTIVITIES
Proceeds from sale of common stock, net of issuance costs     14,809,360         225,845         171,990
Proceeds from short-term debt                                  2,318,182       2,710,000
Principal repayments on short-term debt                       (2,818,182)        (45,734)       (176,878)
                                                            ------------    ------------    ------------
Net cash provided by (used for) financing activities          14,309,360       2,890,111          (4,888)
                                                            ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,560,108         213,211          96,137
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                          753,820         540,609         444,472
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  2,313,928    $    753,820    $    540,609
                                                            ============    ============    ============


                 See Notes to Consolidated Financial Statements.

NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Biomagnetic Technologies, Inc. (the "Company"), founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of a broad range of disorders.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and Biomagnetic Technologies GmbH, a wholly owned foreign subsidiary located in Germany. The subsidiary was formed in 1978 primarily to market the Company's products. All material intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and short-term investments. The Company invests in high grade short-term debt instruments. No losses have been incurred related to these investments.

Foreign Currency Remeasurement

The functional currency of the Company's foreign subsidiary is the U.S. dollar. The monetary assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date while nonmonetary items are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except cost of sales and depreciation, which are translated at historical rates. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated income. For the years ended September 30, 1995, 1994 and 1993 such (losses) gains totaled approximately $(96,400), $4,600 and $157,900, respectively.

Off-Balance Sheet Risk

The Company has a one year $5,500,000 letter of credit and foreign exchange credit facility with a bank which is secured by cash and short-term investments. The Company utilizes standby letters of credit to secure bank guarantees issued to customers for advance deposits on sales. At September 30, 1995 the Company has outstanding letters of credit of approximately $2,621,000.

The Company periodically enters into forward exchange contracts to hedge foreign currency exposure associated with certain identifiable foreign currency commitments entered into in the ordinary course of business. Gains and losses incurred on forward contracts associated with sales orders are deferred and included in the basis of the underlying sales transaction. At September 30, 1995 and 1994, the Company had forward exchange contracts to purchase approximately $5,289,000 and $3,185,000 respectively, primarily in Deutsche marks, French Francs and Austrian Schillings, at varying maturities generally within one year and had incurred $197,000 in unrealized losses which had been deferred at September 30, 1995.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents are stated at cost, which approximates market value. At September 30, 1995 cash equivalents include a $450,000 certificate of deposit.

Short-term Investments

Short-term investments consist of U.S. Treasury securities. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") on a prospective basis effective October 1, 1994. Under the provisions of SFAS No. 115, short-term investments have been recorded at amortized cost and classified as "held to maturity". Adoption of SFAS 115 had no material effect on the Company's financial position or results of operations in fiscal 1995.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

Revenue Recognition

Revenue from product sales is generally recognized at the time of shipment. Standard terms of sale include a one year service period following the sale. The Company defers and recognizes service revenues over the related service period.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax basis of assets and liabilities. Deferred income tax expense is the change during the year in the deferred income tax asset or liability (Note 5).

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the related lease term.

Net Loss Per Share

Net loss per share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

NOTE 2.         MAGNES WHOLE HEAD SYSTEM PRODUCTION AND DELIVERY RISK

The Company's backlog at September 30, 1995 is composed primarily of orders for the new Magnes WH, which is scheduled for delivery in fiscal 1996. As of September 30, 1995, the development of the Magnes WH was not complete and shipments anticipated to commence in the first quarter of fiscal 1996 have been delayed. The delay is the result of additional engineering effort and time required to complete the development for the production and shipment of systems.

Although significant effort is being expended to complete the development so that shipments can commence in fiscal 1996, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, shipments could be further delayed with possible negative effects on the cash flow and cash resources of the Company. The Company incurred a net loss of $6,672,813 for the year ended September 30, 1995 and has an accumulated deficit of $65,047,496 as of September 30, 1995, and anticipates that capital and working capital expenditures in fiscal 1996 will substantially exceed cash generated from operations. However, the Company anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes WH and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996.

NOTE 3.         SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment which includes developing, manufacturing and selling magnetic source imaging products. The following represents information about operations in different geographic areas. Information under the caption "U.S." represents domestic operations and information under the caption "Europe" represents the activities of the Company's foreign subsidiary. Revenues under the captions "Asia" and "Other" represent export sales from the Company's domestic operations.

Sales to Sumitomo Metal Industries, Ltd., the Company's exclusive distributor for certain portions of the Asian market, represented approximately 19%, 28% and 8% of total Company sales for fiscal years 1995, 1994 and 1993, respectively. In fiscal 1995, sales to three customers represented 32%, 32% and 12% of total sales. Additionally, sales to one customer in fiscal 1994 represented approximately 68% of total sales and sales to one customer in fiscal 1993 represented approximately 59% of total sales.


                               Years Ended September 30,
                           1995           1994            1993
                           ----           ----            ----
Revenues
        U.S           $    711,953    $     86,675    $    427,398
        Europe           6,883,913       2,327,354       3,595,012
        Asia             1,600,145         928,703         300,236
        Other                                1,400           4,125
                      ------------    ------------    ------------
                      $  9,196,011    $  3,344,132    $  4,326,771
                      ============    ============    ============


Net (Loss) Income

        U.S           $ (6,439,051)   $ (9,938,530)   $(11,384,207)
        Europe            (233,762)       (374,582)        394,910
                      ------------    ------------    ------------
                      $ (6,672,813)   $(10,313,112)   $(10,989,297)
                      ============    ============    ============

Identifiable Assets

        U.S           $ 17,041,388    $  6,823,137    $ 11,888,986
        Europe           3,082,862       2,596,231       2,545,235
                      ------------    ------------    ------------
                      $ 20,124,250    $  9,419,368    $ 14,434,221
                      ============    ============    ============

NOTE 4.       FINANCIAL STATEMENT INFORMATION

The composition of certain financial statement captions are summarized below.

Inventories:
                                             1995        1994
                                             ----        ----
Finished goods                           $  620,990  $   267,482
Work-in-process                           1,620,147    1,544,298
Raw materials                               235,657      210,898
                                         ----------  -----------
                                         $2,476,794  $ 2,022,678
                                         ==========  ===========

Inventories include an allowance for obsolescence of approximately $1,016,000 and $656,000 at September 30, 1995 and 1994, respectively.

Property and equipment:
                                             1995        1994
                                             ----        ----
Machinery and equipment                  $6,578,793  $ 7,898,534
Office furniture and equipment            2,880,774    2,973,918
Leasehold improvements                      340,313      347,336
Construction-in-process                      18,798       18,738
                                         ----------  -----------
                                         $9,818,678  $11,238,526
                                         ==========  ===========
Accrued liabilities:
                                             1995        1994
                                             ----        ----
Deferred revenue                         $  401,269  $   155,475
Customer obligations                        319,336      190,961
Contract termination costs, short-term                   304,660
Other                                       288,825      405,961
                                         ----------  -----------
                                         $1,009,430  $ 1,057,057
                                         ==========  ===========
Other liabilities:
                                             1995        1994
                                             ----        ----
Contract termination costs, long-term    $  343,750  $   230,237
Other                                       149,663      229,216
                                         ----------  -----------
                                         $  493,413  $   459,453
                                         ==========  ===========

Supplemental Disclosure of Cash Flow Information:

In fiscal 1995, the Company issued 4,882,477 shares of common stock and options to purchase common stock in a non-cash transaction to certain holders of short-term debt in exchange for extinguishment of the obligations under the debt instruments (Note 6).

During the years ended September 30, 1995, 1994 and 1993, the Company paid interest expense of $94,430, $251,270 and $11,394, respectively.

NOTE 5.          INCOME TAXES

The Company has not recorded provisions for income taxes in fiscal 1995, 1994 and 1993 due to net operating losses for reporting purposes.

The components of deferred tax assets at September 30, 1995 and 1994 are as follows:

                                                            1995                     1994
                                                            ----                     ----
       Net operating loss carryforwards                 $4,302,000               $22,278,000
       Research and development credits                    528,000                 1,660,000
       Capitalized research and development costs          896,000
       Allowances                                          524,000                   467,000
       Other                                               525,000                   394,000
                                                        ----------               -----------
                                                         6,775,000                24,799,000
       Valuation allowance                              (6,775,000)              (24,799,000)
                                                        ----------               -----------
       Deferred tax assets                              $      ---               $       ---
                                                        ==========               ===========

A full valuation allowance for deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The Company has approximately $11,188,000 and $4,153,000 of Federal and State net operating loss carryforwards which will begin to expire in 1997 if not utilized. The Company's ability to utilize its net operating loss carryforwards is limited to approximately $15,341,000 over the carryforward period due to a change in ownership for tax purposes in fiscal 1995 and is reflected by a reduction in the fiscal 1995 net operating loss carryforwards.

NOTE 6.          DEBT EXTINGUISHMENT

In March and April 1995, the Company executed agreements with the holders of $2,210,000 of short-term notes (including $850,000 to related parties) providing for the extinguishment of the note principal plus accrued interest in exchange for the issuance of common stock in connection with the completion of the sale of common stock to Dassesta International S.A. ("Dassesta") (Note 8). The conversion agreements contained similar terms to non-binding term sheets previously negotiated with certain noteholders in November 1994. The conversion agreements provided for i) a 10% increase in the principal balance of the notes for purposes of conversion to common stock, ii) issuance of common stock at a price per share utilized in the Dassesta financing less 10% and iii) a 10% increase in the number of shares of common stock subject to purchase under previously issued option agreements. In April 1995, the Company issued 4,882,477 shares of common stock in accordance with the conversion agreements. In fiscal 1995, the Company recorded an extraordinary loss of $594,715, representing the excess of the fair value of common stock and options issued in connection with the conversion over the net carrying value of the notes at conversion.

In December 1994, the Company entered into a $833,000 line of credit arrangement with a bank. The line of credit bears interest at prime plus 2%, is secured by substantially all of the assets of the Company and is available to be guaranteed to the extent of $750,000 by an agency of the State of California that assists in financing export sales. The line of credit arrangement contains certain covenants regarding minimum net tangible assets, restrictions on further borrowing, payment of dividends, redemption or repurchase of common stock of the Company and other restrictions. No borrowings were outstanding under the line at September 30, 1995, which expired in October 1995.

NOTE 7.          LEASE OBLIGATIONS

The Company leases its office and production facilities and certain equipment under noncancelable operating leases. In March 1993, the Company renegotiated certain portions of the facility lease, extended the term through February 1998 and received an allowance for leasehold improvements. Under the previous facility lease, the Company recorded a deferred credit to reflect the excess of rent expense incurred over cash payments due to certain rent free periods. The amount of the deferred rent credit at March 1993, totaling approximately $306,000, will be amortized over the remaining lease term as a reduction of future rent expense. The new facility lease agreement contains two renewal options of five years each.

Future minimum cash payments under operating leases are as follows:

        Years Ending September 30,
                 1996                         $  549,341
                 1997                            552,469
                 1998                            228,565
                                              ----------
                                              $1,330,375
                                              ==========


Total rent expense under noncancelable operating leases was $579,706, $535,508, and $552,628, for the years ended September 30, 1995, 1994 and 1993, respectively.

NOTE 8.          SHAREHOLDERS' EQUITY

Common Stock

In March 1995, the Company completed the private sale of 25 million shares of common stock to Dassesta resulting in net proceeds of $14,790,880 after deducting $209,120 of issuance costs. Dassesta provided a $1,500,000 short-term loan prior to the completion of the stock sale, which was repaid at the closing of the transaction. As a result of the equity investment, Dassesta owns approximately 63% of the outstanding shares of common stock of the Company at September 30, 1995.

In April 1995, the Company issued 4,882,477 shares of common stock and certain options to purchase common stock in connection with the extinguishment of $2,210,000 of short-term debt (Note 6). The Company issued five-year options to purchase 486,200 shares of common stock of the Company at $0.60 per share that replace options previously issued in connection with the issuance of short-term debt in fiscal 1994. At September 30, 1995, options to purchase 453,200 shares of common stock remain outstanding and exercisable.

Stock Option Plans

The Company has various incentive and non-qualified stock option plans which provide that options to purchase up to 5,000,000 shares of common stock may be granted to key employees and others at an option price of at least fair market value at the date of grant. The exercise period for each option is not to exceed 10 years from the date of grant. At September 30, 1995, options to purchase 404,714 shares of the Company's common stock are exercisable and 2,821,895 shares are available for future grants under the plans. During fiscal 1995, certain employee stock options were canceled and reissued at the fair market value at date of grant.

The following table summarizes common stock option activity:


                                               Years Ended September 30,
                                         1995             1994            1993
                                         ----             ----            ----
Outstanding at beginning of period      1,389,097       1,452,763         743,153
Granted                                 1,606,238          20,500         926,264
Canceled                               (1,140,369)        (68,593)       (175,113)
Exercised                                                 (15,573)        (41,541)
                                      -----------    ------------    ------------
Outstanding at end of period            1,854,966       1,389,097       1,452,763
                                      ===========    ============    ============

Price range of options exercised             --      $ 1.20-$1.50    $ 1.20-$6.75

Price range of outstanding options    $1.00-$6.75    $1.20-$11.50    $1.20-$11.50


Employee Stock Purchase Plan

The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. For the purchase period ended March 31, 1994 the Company issued 87,768 shares of common stock to employees at an average price of $2.34 per share. The next purchase period will end March 31, 1996. A total of 212,232 shares of common stock have been authorized for future purchases under the Employee Stock Purchase Plan.

NOTE 9.         EMPLOYMENT AGREEMENT

In June 1993, the Board of Directors and the President agreed to certain terms of employment. The agreement includes a potential future payment to the President of up to $600,000 in June, 1997 based upon the price of the Company's common stock at that date and the realized and unrealized gains incurred on stock options granted to him. The Company accrued compensation of approximately $150,000, $163,000 and $31,000 during fiscal 1995, 1994 and 1993, respectively, which represents the estimated value of compensation earned based upon the price of the Company's common stock during the fiscal year. In addition, the employment agreement provides for the continuation of base salary payments for two years under certain circumstances. Pursuant to terms of the employment agreement, the Company secured these potential future payments by placing $1,100,000 in a trust established on behalf of the President which is reported as restricted cash in the financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

                                  Balance at      Charged to                         Balance at
                                  Beginning       Costs and                            End of
Description                       of Period        Expenses          Deductions        Period
-----------                       ----------      ----------         ----------      ----------
Allowance for doubtful
  accounts on accounts
  receivable:

Fiscal Year 1995                  $ 11,886        $  9,695           $  1,466(A)     $   20,115

Fiscal Year 1994                  $ 17,216             ---           $  5,330(A)     $   11,886

Fiscal Year 1993                  $ 32,292             ---           $ 15,076(A)     $   17,216


(A)   Uncollectible accounts charged against allowance

---------------

Allowance for obsolete
  and slow moving
  inventory:

Fiscal Year 1995                  $656,149        $499,281           $139,738(B)     $1,015,692

Fiscal Year 1994                  $592,149        $134,882           $ 70,882(B)     $  656,149

Fiscal Year 1993                  $424,290        $181,704           $ 13,845(B)     $  592,149


(B)   Sale or disposal of items under allowance