Form 10-Q
period 1995-12-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1996-02-07
CIK 729330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                December 31, 1995
For the quarterly period ended _________________________________________________


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                                                1-10285
Commission File Number: ________________________________________________________

                        BIOMAGNETIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                                95-2647755
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation            (I.R.S.Employer
              or organization)                         Identification No.)

9727 Pacific Heights Boulevard, San Diego, California       92121-3719
--------------------------------------------------------------------------------
      (Address of principal executive offices)              (zip code)

                                (619) 453-6300
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             [X] Yes    [_] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                          [_] Yes    [_] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     As of February 1, 1996 Registrant had only one class of common stock of which there were 39,932,174 shares outstanding.

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements


                       BIOMAGNETIC TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)

                                                            December 31,
                                                               1995             September 30,
                                                            (Unaudited)             1995
                                                            ------------        -------------
ASSETS
Cash and cash equivalents                                      $  1,467             $  2,314
Short-term investments                                           10,530               10,516
Accounts receivable                                                 722                  774
Inventories                                                       2,961                2,477
Prepaid expenses and other current assets                           501                  456
                                                            -----------         ------------
     Total current assets                                        16,181               16,537

Property and equipment                                            9,772                9,819
  Less accumulated depreciation and amortization                 (7,871)              (7,894)
                                                            -----------         ------------
                                                                  1,901                1,925
Restricted cash                                                   1,100                1,100
Other assets                                                        612                  562
                                                            -----------         ------------
     Total assets                                              $ 19,794             $ 20,124
                                                            ===========         ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                   $868                 $787
Accrued salaries and employee benefits                              607                  611
Accrued liabilities                                               1,637                1,009
Customer deposits                                                 5,870                3,856
                                                            -----------         ------------
     Total current liabilities                                    8,982                6,263
Other liabilities                                                   510                  493
                                                            -----------         ------------
     Total liabilities                                            9,492                6,756

Shareholders' Equity
Common stock -- no par value, 60,000,000 shares
  authorized; 39,932,174 and 39,921,174 shares issued and
  outstanding in December and September, respectively            78,422               78,415
Accumulated deficit                                             (68,120)             (65,047)
                                                            -----------         ------------
     Total shareholders' equity                                  10,302               13,368
                                                            -----------         ------------
     Total liabilities and shareholders' equity                $ 19,794             $ 20,124
                                                            ===========         ============

                        BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                   (In thousands, except per-share amounts)


                                               Three Months Ended
                                                   December 31,
                                               1995          1994
                                            -----------   -----------
Product sales                                  $    35       $ 2,719
Contract research                                                 46
Interest income                                    160            31
                                            -----------   -----------
   Total revenues                                  195         2,796

Cost of product sales                              427         1,477
Contract research costs                              2            48
Research and development                         1,522         1,251
Marketing, general and administrative            1,308         1,093
Interest expense                                     9           236
                                            -----------   -----------
   Total expenses                                3,268         4,105
                                            -----------   -----------
Net loss                                       $(3,073)      $(1,309)
                                            ===========   ===========

Net Loss per Share                             $ (0.08)      $ (0.13)
                                            ===========   ===========

Weighted average number of
  shares outstanding                            39,932        10,028
                                            ===========   ===========

                          BIOMAGNETIC TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                  (In thousands)

                                                                    THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                   1995            1994
                                                                -----------     -----------
OPERATING ACTIVITIES
  Net loss                                                         $(3,073)        $(1,309)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
       Depreciation and amortization                                   226             346
       Interest expense                                                                 99
  Changes in operating assets & liabilities:
     Accounts receivable                                                52              47
     Prepaid and other current assets                                  (45)            144
     Inventories                                                      (484)            265
     Accounts payable                                                   81            (115)
     Accrued liabilities                                               628             643
     Accrued salaries and employee benefits                             (4)            (86)
     Customer deposits                                               2,014           1,094
     Changes in other operating assets and liabilities                 (33)            (29)
         Net cash (used for) provided by operating activities         (638)          1,099

INVESTING ACTIVITIES
  Change in short-term investments                                     (14)
  Capital expenditures                                                (202)            (29)
                                                                -----------     -----------
         Net cash used for investing activities                       (216)            (29)

FINANCING ACTIVITIES
  Proceeds from issuance of short-term debt                                            500
  Net proceeds from sale of common stock                                 7
                                                                -----------     -----------
         Net cash provided by financing activities                       7             500
                                                                -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (847)          1,570
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,314             754
                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 1,467         $ 2,324
                                                                ===========     ===========

                        BIOMAGNETIC TECHNOLOGIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation
     ---------------------

The unaudited condensed consolidated financial statements included herein include the accounts of Biomagnetic Technologies, Inc. and its subsidiary (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, it is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1995.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at December 31, 1995 and the results of operations and its cash flows for the periods presented.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.   Net Loss per Share
     ------------------

Shares used in computing net loss per share include the weighted average of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

3.   Inventories
     -----------

The composition of inventories is as follows:


                             December 31,    September 30,
                                 1995            1995
                                 ----            ----
     Raw materials              $  486          $  236
     Work-in process             1,433           1,620
     Finished goods              1,042             621
                                ------          ------
                                $2,961          $2,477
                                ======          ======

4.   Magnes(R) Whole Head System Production and Delivery Risk
     --------------------------------------------------------

The Company's backlog at December 31, 1995 is composed primarily of orders for the new Magnes 2500 whole head magnetic source imaging system ("Magnes 2500 wh"), which is scheduled for delivery in fiscal 1996. As of December 31, 1995, the development of the Magnes 2500 wh was not complete, and therefore no system shipments took place in the first quarter. System shipments are expected to commence in the third quarter of the current fiscal year. The delay in shipments is a result of additional engineering effort and time required to complete the development for the production and shipment of systems.

Although significant effort is being expended to complete the development so that shipments can commence in fiscal 1996, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, shipments could be further delayed. Such a delay could have a material adverse effect on the Company's cash flow and cash resources. The Company incurred a net loss of $3,073,000 for the quarter ended December 31, 1995 and has an accumulated deficit of $68,120,000 as of December 31, 1995, and anticipates that capital and working capital expenditures in fiscal 1996 will substantially exceed cash generated from operations. However, the Company anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes 2500 wh and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Biomagnetic Technologies, Inc. ("BTi") is a leader in magnetic source imaging ("MSI") and has developed the Magnes system, an instrument designed to assist in the noninvasive diagnosis of a broad range of medical disorders. The Magnes system developed by the Company uses advanced superconductor technology to measure and locate the source of magnetic fields created by the human body. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal functions of the brain, heart and other organs. The Company is focusing the development of its technology on potentially large commercial market applications such as brain surgery, the diagnosis and surgical planning for treatment of epilepsy and life-threatening cardiac arrhythmias.

Results of Operations
---------------------

Revenues for the first quarter of fiscal 1996 were $195,0000 compared to $2,796,000 for the first quarter of fiscal 1995, and the net loss was $3,073,000 compared to a net loss of $1,309,000 for the first quarter of fiscal 1995. The decrease in revenues and increase in net loss for the current quarter resulted primarily from reduced Magnes system sales and higher operating expenses during the period. The Company sold one Magnes system in the first quarter of fiscal 1995. No Magnes systems were sold in the first quarter of fiscal 1996.

The gross margin on product sales was negative for the first quarter of fiscal 1996 versus 46% for the comparable quarter last fiscal year. The negative gross margin during the current quarter resulted from the lack of product sales, manufacturing variances associated with new product development and normal period costs.

Research and development expenses for the first quarter of fiscal 1996 amounted to $1,522,000, as compared to $1,251,000 in the first quarter of the prior fiscal year. The 22% increase was primarily due to increased spending associated with internal product development and applications development for the new Magnes WH system.

Marketing and general and administrative expenses amounted to $1,308,000 in the first quarter of fiscal 1996 as compared to $1,093,000 in the first quarter of fiscal 1995. The 20% increase is primarily due to increased marketing, sales and trade show expenses.

Order backlog for the Company's products at December 31, 1995 was $12,100,000, substantially all of which is for the Company's new Magnes 2500 wh system. The Company expects to fill approximately $8,000,000 of this backlog by September 30, 1996. By comparison, order backlog was $9,341,000 at December 31, 1994. As sales of the Company's systems typically involve transactions of $1.0 million or more, the backlog is expected to fluctuate significantly from period to period depending upon orders received and product installations completed during the reporting period.

Liquidity, Capital Resources and Other Risk Factors
---------------------------------------------------

At December 31, 1995 the Company had net working capital of $7,199,000, a decrease of $3,075,000 from September 30, 1995. The decline primarily reflects the use of working capital to fund operations and purchase capital equipment. Working capital at December 31, 1995 includes customer deposits totaling $5,870,000, of which $3,316,000 is secured by standby letters of credit through a credit facility with a bank.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the completion of engineering development, and production of the Company's products through September 30, 1996 are expected to substantially exceed cash generated from operations and will result in a further decline in the Company's liquidity. As of December 31, 1995 the development of the Magnes 2500 wh was not complete and shipments anticipated to commence in the first quarter of fiscal 1996 have been delayed. The delay is the result of additional engineering effort and time required to complete the development for the production and shipment of systems.

The Company believes that the Magnes 2500 wh will be completed in fiscal 1996. Although significant effort is being expended to complete the engineering development so that shipments can commence in fiscal 1996, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, shipments could be further delayed with possible negative effects on the cash flow and cash resources of the Company. The Company anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes 2500 wh and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996.

The Company's ability to meet its expected cash needs beyond fiscal 1996 will depend on a number of factors, including the market's acceptance and sales of the Magnes system, which cannot be accurately predicted at this time. The Company may also attempt to obtain additional sources of funding through government grants and strategic alliances with other entities. However, there can be no assurance that additional funds will be available when needed and on terms favorable to the Company, that grant applications will be approved or funded, that applications of the Company's technology will be successfully developed or that any agreements will be reached related to strategic alliances. Should additional funding not be available, the Company would be required to significantly reduce the scope of its operations.

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to research and medical institutions primarily in Europe, and not made any MSI system sales for commercial use in the U.S. Such sales require prior U.S. Food and Drug Administration approval. The Company has secured FDA approval for its Magnes I system, has applied for but not yet received approval to market its Magnes II system in the U.S. and is planning to apply for FDA approval for its Magnes 2500 wh System. There can be no assurance that the Company will receive such approval in the near future, which would permit the marketing of the Magnes II and the new Magnes 2500 wh system in the United States for clinical use.

The Company is dependent on its Magnes systems as its principal product for which there are currently few demonstrated clinical applications. Additional clinical applications development needs to be conducted with the Magnetic Source Imaging system at major medical centers before the Company can begin to penetrate the commercial clinical market. There can be no assurance that a market will develop for diagnostic or monitoring uses of the MSI system.

The Company's commercial success is highly dependent on the availability of reimbursment for procedures using its MSI system. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. To date reimbursements from third-party payors are on a case-by-case basis. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations.

The Company operates in an industry characterized by rapid technological change. New products using other technologies or improvement of existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive by competitors' development of new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products.

                         PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits: None
  (b) Reports on Form 8-K: None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.



          February 7, 1996                  /S/ James V. Schumacher
Date ______________________________         ____________________________________
                                            James V. Schumacher
                                            President and C.E.O. (Principal
                                            Executive Officer)

          February 7, 1996                  /S/ Herman Bergman
Date ______________________________         ____________________________________
                                            Herman Bergman
                                            Acting Chief Financial Officer
                                            (Principal Financial Officer)