Form 10-Q
period 1996-03-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1996-05-08
CIK 729330

[DESCRIPTION]   FORM 10-Q

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               ------------------------------------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

Commission File Number:       1-10285
                       --------------------------------------------------

                        BIOMAGNETIC TECHNOLOGIES, INC.
- -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                              95-2647755
- -------------------------------------------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

      9727 Pacific Heights Boulevard
          San Diego, California                     92121-3719
- -------------------------------------------------------------------------
(Address of principal executive offices)            (zip code)

                                (619) 453-6300
- -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------
             (Former name, former address and formal fiscal year,
                         if changed since last report)

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

     As of April 1, 1996 Registrant had only one class of common stock of which there were 39,936,939 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                        BIOMAGNETIC TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                                                MARCH 31,
                                                                  1996          SEPTEMBER 30,
                                                               (UNAUDITED)          1995
                                                               -----------      ------------

ASSETS
Cash and cash equivalents                                       $  1,059         $  2,314
Short-term investments                                             6,447           10,516
Accounts receivable                                                  667              775
Inventories                                                        3,445            2,477
Prepaid expenses and other current assets                            300              456
                                                               -----------      ------------
  Total current assets                                            11,918           16,538

Property and equipment                                            10,252            9,819
  Less accumulated depreciation and  amortization                 (8,189)          (7,894)
                                                               -----------      ------------
                                                                   2,063            1,925
Restricted cash                                                    1,100            1,100
Other assets                                                         622              562
                                                               -----------      ------------
  Total assets                                                  $ 15,703         $ 20,125
                                                               ===========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                $    648         $    787
Accrued liabilities                                                  780            1,000
Accrued salaries and employee benefits                               672              611
Customer deposits                                                  5,911            3,856
Income taxes payable                                                   9                9
                                                               -----------      ------------
  Total current liabilities                                        8,020            6,263
Other liabilities                                                    525              493
                                                               -----------      ------------
  Total liabilities                                                8,545            6,756

SHAREHOLDERS' EQUITY
Common stock -- no par value, 60,000,000 shares
 authorized; 39,936,939 and 39,921,174 shares issued and
 outstanding in March and September, respectively                 78,427           78,416
Accumulated deficit                                              (71,269)         (65,048)
                                                               -----------      ------------
  Total shareholders' equity                                       7,158           13,368
                                                               -----------      ------------
  Total liabilities and shareholders' equity                    $ 15,703         $ 20,124
                                                               ===========      ============

                See notes to consolidated financial statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                      MARCH 31,              MARCH 31,
                                   1996       1995         1996      1995
                                 --------    -------     -------    -------
REVENUES
Product sales                     $   186    $ 1,367     $   221    $ 4,086
Contract research                      29         40          29         86
Interest income                       125         44         285         75
                                 --------    -------     -------    -------
   Total revenues                     340      1,451         535      4,247

EXPENSES
Cost of product sales                 173        833         601      2,310
Contract research costs                30         43          32         91
Research and development            1,956      1,263       3,478      2,514
Marketing, general and
 administrative                     1,327      1,190       2,635      2,283
Interest expense                        2        285          10        521
                                 --------    -------     -------    -------
Total expenses                      3,488      3,614       6,756      7,719
                                 --------    -------     -------    -------
NET LOSS                          $(3,148)   $(2,163)    $(6,221)   $(3,472)
                                 ========    =======     =======    =======

NET LOSS PER SHARE                $ (0.08)   $ (0.21)    $ (0.16)   $ (0.34)
                                 ========    =======     =======    =======

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                39,935     10,305      39,929     10,165
                                 ========    =======     =======    =======

                See notes to consolidated financial statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                MARCH 31,
                                                             1996        1995
                                                            --------   --------
OPERATING ACTIVITIES
  Net loss                                                  $(6,221)   $(3,472)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                             459        671
      Interest expense                                            9        199
  Changes in operating assets & liabilities:
   Restricted cash                                                0     (2,753)
   Prepaid and other current assets                             156         47
   Accounts receivable                                          108       (179)
   Inventories                                                 (968)      (332)
   Accounts payable                                            (139)      (183)
   Accrued liabilities                                         (220)       720
   Customer deposits                                          2,055      2,891
   Changes in other operating assets and liabilities             24         64
                                                            --------   --------
      Net cash used for operating activities                 (4,737)    (2,327)

INVESTING ACTIVITIES
   Change in short-term investments                           4,069     (7,856)
   Capital expenditures                                        (598)       (37)
                                                            --------   --------
      Net cash (used for) provided by investing
       activities                                             3,471     (7,893)

FINANCING ACTIVITIES
   Principal repayments on short-term debt                        0     (2,000)
   Proceeds from short-term borrowing                             0      2,318
   Proceeds from sale of common stock                            11     14,810
                                                            --------   --------
      Net cash provided by (used for)
       financing activities                                      11     15,128
                                                            --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (1,255)     4,908

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,314        754
                                                            --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  1,059   $  5,662
                                                            ========   ========

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at March 31, 1996 and the results of operations and its cash flows for the periods presented.

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


3.   Inventories
     -----------
The composition of inventories is as follows:


                          March 31,   September 30,
                            1996          1995
                          ---------   -------------
     Raw materials          $  457        $  236
     Work-in process         2,282         1,620
     Finished goods            706           621
                          ---------   -------------
                            $3,445        $2,477
                          =========   =============

4.   Magnes(R) Whole Head System Production and Delivery Risk
     --------------------------------------------------------

The Company's backlog at March 31, 1996 amounted to $11,959,000 and is composed primarily of orders for the new Magnes 2500 Whole Head Magnetic Source Imaging System ("Magnes 2500 WH"). As of March 31, 1996, the engineering development of the Magnes 2500 WH was not complete, and therefore, no system shipments took place in the second quarter. System shipments which were previously planned to commence in the third quarter of the current fiscal year, may be further delayed depending on completion of engineering development.

Although significant effort is being expended to complete the engineering development so that shipments can commence in the third quarter of fiscal 1996, there can be no assurance that this will be accomplished. In such event shipments could be further delayed, which could have a material adverse effect on the Company's cash flow and cash resources. The Company incurred a net loss of $3,148,000 for the quarter ended March 31, 1996, and $6,221,000 for the first six months of the fiscal year and has an accumulated loss of $71,252,000 as of March 31, 1996. The Company anticipates that capital and working capital expenditures in fiscal 1996 will substantially exceed cash generated from operations. However, the Company anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes 2500 WH and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996.

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

Results of Operations
- ---------------------

Total revenues for the second quarter of fiscal 1996 were $340,0000 compared to $1,451,000 for the second quarter of fiscal 1995. Net loss in the second quarter of fiscal 1996 amounted to $3,148,000 compared to a net loss of $2,163,000 for the comparable period in the prior fiscal year. The lower revenues for the quarter resulted from the lack of Magnes 2500 WH system shipments, whereas in the prior year's second quarter the Company shipped a Magnes I system.

Revenues for the first six months of fiscal 1996 amounted to $535,000 compared to $4,247,000 for the first six months of the prior fiscal year 1995. The net loss for the same periods was $6,221,000, and $3,472,000, respectively. The revenue for the first six months of fiscal 1996 resulted entirely of the sale of Magnes components and service income whereas in the first six months of fiscal 1995 the Company's revenue included the shipment and sale of one Magnes I and one Magnes II system as well as related components and service billings.

Research and development expenses amounted to $1,956,000 and $3,478,000 for the three and six month periods ended March 31, 1996. In fiscal year 1995 these expenses amounted to $1,263,000 and $2,514,000 respectively, for the comparable periods. The increase is entirely due to acceleration of research and development expenses required to complete the development of the Magnes 2500 WH system.

Marketing, general and administrative expenses which amounted to $1,327,000 in the second quarter of fiscal 1996, increased by $137,000 versus the comparable period in fiscal 1995. For the six months of fiscal 1996 these expenses amounted to $2,635,000 an increase of $352,000 versus the same period last year. The current quarter and first half year increases resulted primarily from higher sales support and marketing expense.

Order backlog for the Company's products at March 31, 1996 was $11,959,000, as compared to $10,803,000 at March 31, 1995. Of the $11,959,000 backlog consisting almost entirely of Magnes 2500WH systems, the Company had previously anticipated shipping approximately $8,000,000 by September 30, 1996. However, due to the fact that completion of engineering development of the Magnes 2500 WH is delayed, it is currently more likely that a lower amount of backlog will be liquidated through shipments by September 30, 1996, the end of the current fiscal year. The amount which will be shipped can not be determined at this time because it is entirely dependent on completion of development efforts for the new Magnes 2500 WH system. As sales of the Company's products typically involve transactions of $1.0 million or more, the backlog is expected to fluctuate significantly from period to period depending upon orders received and product installations completed during the reporting period.

Liquidity, Capital Resources and Other Risk Factors
- ---------------------------------------------------

At March 31, 1996 the Company had net working capital of $3,891,000, a decrease of $3,308,000 from the end of the first quarter of the current fiscal year, and a decrease of $6,383,000 from the September 30, 1995 net working capital postion of $10,274,000. The decline primarily reflects the use of working capital to fund operations during the development of the new Magnes 2500 WH system.

Current assets at March 31, 1996 include customer deposits totaling $5,910,000, of which $3,226,000 is secured by standby letters of credit through a credit facility with a bank.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the completion of engineering development, and production of the Company's products through September 30, 1996 are expected to substantially exceed cash generated from operations and will result in a further decline in the Company's liquidity. As of March 31, 1996 the development of the Magnes 2500 WH was not complete. Therefore, the Company's prior anticipation that production shipments would commence in the third quarter of the current fiscal year may not materialize. The delay is the result of additional engineering efforts and time required to complete the development for the production and shipment of the new systems, for which the company has a backlog of approximately $11,959,000 as of March 31, 1996.

The Company believes that the Magnes 2500 WH development will be completed in fiscal year 1996. Although significant effort is being expended to complete the engineering development so that production shipments can commence prior to the end of fiscal 1996, there can be no assurance that this will be accomplished.
In the event such development is not completed as anticipated, shipments could be further delayed with negative effects on the cash flow and cash resources of the Company. This would necessitate the borrowing of working capital prior to the end of the fiscal year, since $3,226,000 of customer deposits are secured and are, therefore, not available to be used as working capital until such time as system shipments take place, are installed and accepted by the customer, and the customer deposit guarantees are released. The Company nevertheless, anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes 2500WH and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996.

The Company's ability to meet its expected cash needs beyond fiscal 1996 will depend on a number of factors, including the market's acceptance and sales of the Magnes WH system, which cannot be accurately predicted at this time. The Company may also attempt to obtain additional sources of funding through government grants and strategic alliances with other entities. However, there can be no assurance that additional funds will be available when needed and on terms favorable to the Company, that grant applications will be approved or funded, that applications of the Company's technology will be successfully developed or that any agreements will be reached related to strategic alliances. Should additional funding not be available, the Company would be required to significantly reduce the scope of its operations.

To date the Company has been engaged principally in research and development activities, and has made only low volume clinical/commecial sales to research and medical institutions primarily in Europe and Japan, and has not made any MSI system sales for commercial use in the U.S. Such sales require prior U.S. Food and Drug Administration ("FDA") approval. The Company has secured FDA approval for its Magnes I system, has applied for, but not yet received, approval to market its Magnes II system in the U.S. and is planning to apply for FDA approval for its Magnes 2500 WH System in the near future. There can, however, be no assurance that the Company will receive such approval in the near future or at all, which would permit the marketing of the Magnes II and the new Magnes 2500 WH system in the United States for clinical use.

The Company is dependent on its Magnes systems as its principal product for which there are currently few demonstrated clinical applications. Additional clinical applications development needs to be conducted with the MSI system at major medical centers before the Company can begin to penetrate the commercial clinical market. There can be no assurance that a market will develop for diagnostic or monitoring uses of the MSI system.

The Company's commercial success is highly dependent on the availability of reimbursment for procedures using its MSI system. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. To date reimbursements from third-party payors are on a case-by-case basis. As of April 25, 1996, and since the initial payment in September 1993, there have been a total of 115 reimbursements from 70 different third party payors in the U.S. Although the increase in the number of third party payors making reimbursements has increased by approximately 43% from the September 30, 1995 total of 49 payors, there is no assurance that third party reimbusements will become more widely available. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations.

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


BIOMAGNETIC TECHNOLOGIES, INC.



          May 3, 1996          /S/ James V. Schumacher
Date __________________       ____________________________
                              James V. Schumacher
                              President and C.E.O. (Principal Executive Officer)

          May 3, 1996          /S/ Herman Bergman
Date ___________________      ____________________________
                              Herman Bergman
                              Acting Chief Financial Officer
                              (Principal Financial Officer)