Form 10-Q
period 1996-06-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1996-08-07
CIK 729330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                               -----------------------------------------------
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


Commission File Number:          1-10285
                        ------------------------------------------------------

                         BIOMAGNETIC TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        California                                  95-2647755
- ------------------------------------------------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


9727 Pacific Heights Boulevard,                     92121-3719
   San Diego, California
- ------------------------------------------------------------------------------
(Address of principal                               (zip code)
  executive offices)
                                (619) 453-6300

              Registrant's telephone number, including area code)

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


     As of July 1, 1996 Registrant had only one class of common stock of which there were 39,963,222 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        BIOMAGNETIC TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)


                                                                JUNE 30,
                                                                 1996          SEPTEMBER 30,
                                                              (UNAUDITED)          1995
                                                              ------------     -------------
ASSETS
Cash and cash equivalents                                       $  1,887         $  2,314
Short-term investments                                             4,116         $ 10,516
Accounts receivable                                                   14              775
Inventories                                                        4,707            2,477
Prepaid expenses and other current assets                            346              456
                                                              ------------     -------------
  Total current assets                                            11,070           16,538

Property and equipment                                            10,339            9,819
 Less accumulated depreciation and  amortization                  (8,436)          (7,894)
                                                              ------------     -------------
                                                                   1,903            1,925
Restricted cash                                                    1,100            1,100
Other assets                                                         537              562
                                                              ------------     -------------
  Total assets                                                  $ 14,610         $ 20,125
                                                              ============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                $  1,407         $    787
Accrued liabilities                                                  603            1,000
Accrued salaries and employee benefits                               640              611
Customer deposits                                                  7,177            3,856
Income taxes payable                                                   9                9
                                                              ------------     -------------
  Total current liabilities                                        9,836            6,263
Other liabilities                                                    534              493
                                                              ------------     -------------
  Total liabilities                                               10,370            6,756

SHAREHOLDERS' EQUITY
Common stock -- no par value, 60,000,000 shares
 authorized; 39,963,222 and 39,921,174 shares issued and
 outstanding in June and September, respectively                  78,030           78,416
Purchase option                                                      431
Accumulated deficit                                              (74,221)         (65,048)
                                                              ------------     -------------
  Total shareholders' equity                                       4,240           13,368
                                                              ------------     -------------
  Total liabilities and shareholders' equity                    $ 14,610         $ 20,124
                                                              ============     =============

                      See notes to financial statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
         CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                     1996         1995             1996           1995
                                                 ----------     ----------      ----------     ----------

REVENUES
Product sales                                    $    224       $  1,581        $    445       $  5,667
Contract research                                       0              3              29             89
Interest income                                       106            244             391            319
                                                 ----------     ----------      ----------     ----------
   Total revenues                                     330          1,828             865          6,075


EXPENSES
Cost of product sales                                 358            851             959          3,161
Contract research costs                                 0              6              32             97
Research and development                            1,570          1,435           5,048          3,949
Marketing, general and
 administrative                                     1,353          1,145           3,988          3,428
Interest expense                                        0             45              10            566
                                                 ----------     ----------      ----------     ----------
   Total expenses                                   3,281          3,482          10,037         11,201

NET LOSS BEFORE EXTRAORDINARY LOSS                 (2,951)        (1,654)         (9,172)        (5,126)
EXTRAORDINARY LOSS FROM
 EXTINGUISHMENT OF SHORT TERM DEBT                                   595               0            595

Provision for income taxes                              1                              1
                                                 ----------     ----------      ----------     ----------
NET LOSS                                         $ (2,952)      $  (2,249)      $ (9,173)      $ (5,721)
                                                 ==========     ==========      ==========     ==========


NET LOSS PER SHARE
 Loss before extraordinary loss                  $  (0.07)      $   (0.04)      $  (0.23)      $  (0.26)
 Extraordinary loss                                  0.00           (0.02)          0.00          (0.03)
 Net loss                                        $  (0.07)      $   (0.06)      $  (0.23)      $  (0.29)
                                                 ==========     ==========      ==========     ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                39,944         38,998          39,963         19,684
                                                 ==========     ==========      ==========     ==========

                See notes to consolidated financial statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                               1996              1995
                                                                             ----------       ----------
OPERATING ACTIVITIES
 Net loss                                                                      $ (9,173)        $ (5,721)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
    Depreciation and amortization                                                   733              970
    Extraordinary loss                                                                0              595
    Interest expense                                                               (381)             215
    Loss on asset retirements                                                       229               42
Changes in operating assets & liabilities:
 Restricted cash                                                                      0           (3,115)
  Prepaid and other current assets                                                  110             (248)
  Accounts receivable                                                               761             (677)
  Inventories                                                                    (2,230)            (930)
  Accounts payable                                                                  620              (28)
  Accrued liabilities                                                              (397)             519
  Customer deposits                                                               3,321            4,889
  Changes in other operating assets and liabilities                                  66                2
                                                                             ----------       ----------
    Net cash used for operating activities                                       (6,341)          (3,487)

INVESTING ACTIVITIES
 Change in short-term investments                                                 6,400           (8,355)
 Capital expenditures                                                              (520)            (151)
                                                                             ----------       ----------
    Net cash (used for) provided by investing activities                          5,880           (8,506)

FINANCING ACTIVITIES
 Principal repayments on short-term debt                                              0           (2,818)
 Proceeds from short-term borrowing                                                   0            2,318
 Proceeds from sale of common stock                                                  34           14,805
                                                                             ----------       ----------
    Net cash provided by (used for ) financing activities                            34           14,305
                                                                             ----------       ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (427)           2,312

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  2,314              754
                                                                             ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  1,887         $  3,066
                                                                             ----------       ----------


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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at June 30, 1996 and the results of operations and its cash flows for the periods presented.

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

3.   Inventories
     -----------

The composition of inventories is as follows:

                          June 30,   September 30,
                            1996         1995
                          --------   -------------
     Raw materials          $  677          $  236
     Work-in process         3,307           1,620
     Finished goods            723             621
                            ------          ------
                            $4,707          $2,477
                            ======          ======

4.   Magnes(R) Whole Head System Production and Delivery Risk
     --------------------------------------------------------

The Company's backlog at June 30, 1996 amounted to $14,345,000 and is composed primarily of orders for the new Magnes 2500 Whole Head Magnetic Source Imaging System ("Magnes 2500 WH"). Included in this June 30, 1996 backlog is a Magnes 2500 WH system for the Texas Center for Neurosurgery at Hermann Hospital in Houston, Texas ("Hermann Hospital"), a major epilepsy center in the United States for both research and clinical applications. The Company's receipt of United States Food and Drug Administration ("FDA") clearance of its pending 510(k) premarket notification is required prior to shipment. The Hermann Hospital contract requires that such FDA clearance be obtained prior to December 1, 1996, and that Hermann Hospital make a significant cash downpayment into an escrow account prior to September 30, 1996. The escrow funds are required to be released to the Company upon completion of installation of the system at Hermann Hospital. Also included in the $14,345,000 backlog as of June 30, 1996 is an order for a new magnetic source imaging system to be installed at the EFMT-Research and Development Center for Microtherapy in Bochum, Germany. This is the Company's first order for a system specifically designed for Cardiac applications.

The Company has recently obtained clearance of a 510(k) premarket notification for its Magnes II systems from the FDA and has applied for clearance of a 510(k) premarket notification for its Magnes 2500 WH system. Although the Hermann Hospital contract is cancellable if FDA clearance of the Company's 510(k) premarket notification for the Company's Magnes 2500 WH system is not obtained by December 1, 1996, and although there can be no assurance that such clearance will be obtained by the Company by December 1, 1996, this date may be extended, if necessay, solely at the option of the Hermann Hospital, to enable the Company to complete this contract with Hermann Hospital. There is, however, no assurance that such extension will be granted by Hermann Hospital.

As of June 30, 1996, engineering development of the Magnes 2500 WH was not complete, and therefore, no production system shipments took place in the third quarter. System shipments to customers' which were previously planned to commence in the third quarter of the current fiscal year, have been further
delayed pending   completion of  engineering development. The Company is
currently planning to commence shipments of the Magnes 2500WH in its current backlog prior to the end of the fourth quarter. As the Company generally recognizes revenues on a contract only after customer acceptance of the system, there is a delay varying typically from one month to three or more months from the time shipment takes place and the system is installed at the customer site, tested and adjusted and acceptance is obtained from the customer before revenue is recognized by the Company.


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

Results of Operations
- ---------------------

Total revenues for the third quarter of fiscal 1996 were $330,000, including $106,000 of interest income compared to $1,828,000 including $244,000 of interest income for the third quarter of fiscal 1995. Net loss in the third quarter of fiscal 1996 amounted to $2,952,000 compared to a net loss of $2,249,000 for the comparable period in the prior fiscal year. The lower revenues for the quarter resulted from the lack of Magnes 2500 WH system shipments, whereas in the prior year's third quarter the Company shipped a complete Magnes II system, plus additional Magnes II system components.

Total revenues for the first nine months of fiscal 1996 amounted to $865,000 including $391,000 of interest income compared to $6,075,000 including $319,000 of interest income for the first nine months of the prior fiscal year 1995. The net loss for the same periods was $9,173,000, and $5,721,000, respectively. Revenue for the first nine months of fiscal 1996 resulted from the sale of Magnes components and service income plus interest income whereas in the first nine months of fiscal 1995 revenues included the shipment and sale of two Magnes II systems, one Magnes I system, as well as related Magnes II components, and service billings and interest income.

Research and development expenses amounted to $1,570,000 and $5,048,000 for the three and nine month periods ended June 30, 1996. In fiscal year 1995 these expenses amounted to $1,435,000 and $3,949,000 respectively, for the comparable periods. The increase is entirely due to acceleration of research and development expenses required to complete the development of the Magnes 2500 WH system.

Marketing, general and administrative expenses increased by $208,000 to $1,353,000 in the third quarter of fiscal 1996, versus $1,145,000 in the comparable period in fiscal 1995. For the first nine months of fiscal 1996 these expenses amounted to $3,988,000 an increase of $560,000, versus $3,428,000 in the same period last year. The current quarter and first nine months increases resulted primarily from higher sales support and marketing expense.

Order backlog for the Company's products at June 30, 1996 was $14,345,000 as compared to $9,263,000 at June 30, 1995. The Company had previously anticipated shipping approximately $8,000,000 of the current backlog by September 30, 1996. However, due to the fact that completion of engineering development of the Magnes 2500 WH is delayed, it is currently anticipated that a significantly lower, amount of backlog, if any, will be liquidated through shipments and customer acceptance by September 30, 1996, the end of the current fiscal year. The amount which will be shipped and accepted by customers so that the Company can recognize revenue can not be determined at this time because it is entirely dependent on completion of development efforts for the new Magnes 2500 WH system. As sales of the Company's products typically involve transactions of $1.0 million or more, the backlog is expected to fluctuate significantly from period to period depending upon orders received and product installations completed as well as customer acceptances obtained during the reporting period.

During the third week of June, and prior to the end of the third fiscal quarter, the Company installed its prototype Magnes 2500 WH at Scripps Clinic and Research Foundation ("Scripps") which replaced a Magnes II system previously located at this site. Scripps serves as a site both for testing of this new system prior to commencement of shipment to customers as well as a site for application development. The prototype Magnes 2500 WH, although not a production system, is currently in experimental use at Scripps for research and brain mapping of epilepsy patients. Based on the first studies using the prototype, the Magnes 2500 WH is able to eliminate multiple probe placements, thereby reducing the exam time by as much as 75%. Accordingly, although sufficient consistent data type have not been accumulated to date, there is indication that the use of the new Magnes 2500 WH may potentially speed up patient through-put as compared to the Magnes II system and therefore, this new Magnes 2500 WH could be more economical to operate in a clinical environment. However, there can be no assurance at this time that this will be the case.

The Company incurred a net loss of $2,952,000 for the quarter ended June 30, 1996, and $9,174,000 for the first nine months of the fiscal year and has an accumulated loss of $74,221,000 as of June 30, 1996. The Company anticipates that capital and working capital expenditures in fiscal year 1996 will substantially exceed cash generated from operations. However, the company anticipates that existing capital resources together with its potential ability to borrow on a short term basis will be sufficient to both complete development of the Magnes 2500WH and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996. See-Liquidity, Capital Resouces and other Risk Factors.

Liquidity, Capital Resources and Other Risk Factors
- ---------------------------------------------------

At June 30, 1996 the Company had net working capital of $1,234,000, a decrease of $2,657,000 from net working capital of $3,891,000 at the end of the second quarter of the current fiscal year, and a decrease of $9,041,000 from the September 30, 1995 net working capital position of $10,275,000. The declines primarily reflect the use of working capital to fund operations during the development of the new Magnes 2500 WH system.

Current liabilities at June 30, 1996 of $9,836,000 include customer deposits totaling $7,177,000, of which $3,140,000 is secured by standby letters of credit through a credit facility with a bank.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the completion of engineering development and production of the Company's products through September 30, 1996 are expected to substantially exceed cash generated from operations and will result in a further decline in the Company's liquidity. As of June 30, 1996 the development of the Magnes 2500 WH was not complete. Therefore, the Company's prior anticipation that production shipments would commence in the third quarter of the current fiscal year has not materialized. The delay is the result of additional engineering effort and time required to complete the development for the production and shipment of the new systems, for which the Company has a backlog of approximately $14,345,000 as of June 30, 1996.

During July 1996, the Company completed negotiations with a principal shareholder, Dassesta International S.A., for an unsecured working capital loan of $3,000,000. This advance loan, which matures six months after execution of the note, which is anticipated to take place prior to August 15, 1996, bears interest at 9% per annum. The principal amount of the loan, and any accrued interest thereon , is convertible at the option of the Company into common stock at any time during the six months at $.40 per share, and is convertible at the option of the Note holder at the end of the six months or upon default under the note at the same rate of $.40 per share. Dassesta also has the right to convert the principal amount of the loan and any accrued interest thereon, into common stock at $.40 per share if there is a change in the control of the Company during the term of the loan. The Company, however, has presently no reason to anticipate that a change in control of the Company will take place during this six months period.

The Company's ability to meet its expected cash needs beyond fiscal 1996 will depend on a number of factors, including the market's acceptance and sales of the Magnes 2500 WH system, as well as the Company's ability to raise working capital, as may be needed, all of which cannot be accurately predicted at this time. The Company may also attempt to obtain additional sources of funding through government grants and strategic alliances with other entities. However, there can be no assurance that additional funds will be available when needed and on terms favorable to the Company, that grant applications will be approved or funded, that applications of the Company's technology will be successfully developed or that any agreements will be reached related to strategic alliances. Should additional funding not be available, the Company would be required to significantly reduce the scope of its operations.

Risk Factors
- ------------

The Company believes that the Magnes 2500 WH development will be completed in fiscal year 1996. Although significant effort continues to be expended to complete the engineering development so that production shipments can commence prior to the end of fiscal 1996, and that such shipments will be accepted by any customer prior to the end of fiscal year 1996, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, shipments and customer acceptances could be further delayed, which could have a material adverse effect on the cash flow and cash resources. Furthermore, the Company generally recognizes revenues on a contract only after customer acceptance of the system. Thus, there is a delay varying typically from one month to three or more months from the time shipment takes place and the system is installed at the customer site, tested and adjusted and acceptance is obtained from the customer before revenue is recognized by the Company.

This would necessitate the borrowing of working capital prior to the end of the fiscal year, since $3,140,000 of customer deposits are secured and are, therefore, not available to be used as working capital until such time as system shipments take place, are installed and accepted by the customer, and the customer deposit guarantees are released. The Company nevertheless, anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes 2500WH and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1996.

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to research and medical institutions primarily in Europe and Japan, and has not made any MSI system sales for commercial/clinical use in the U.S. Such sales require prior FDA approval. The Company has secured FDA approval for its Magnes I System, has received 510(k) clearance to market its Magnes II System in the U.S., and has recently applied for 510(k) clearance for its Magnes 2500 WH system. There can, however, be no assurance that the Company will receive such approval in the near future or at all.

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

The Company's commercial success is highly dependent on the availability of reimbursment for procedures using its MSI system. in the future. To date reimbursements from third-party payors are on a case-by-case basis. As of June 30, 1996, and since the initial payment in September 1993, there have been a total of 131 reimbursements from 73 different third party payors in the U.S. Although the number of third party payors making reimbursements has increased by approximately 49% from the September 30, 1995 total of 49 payors, there is no assurance that third party reimbusements will become more widely available. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations.

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

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggessive competition is likely to affect potential profitability of the Company's whole head system, the extent to which is not presently determinable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.



                                          /s/ JAMES V. SCHUMACHER
Date         August 5, 1996
                                         -----------------------------
                                         James V. Schumacher
                                         President and C.E.O.
                                         (Principal Executive Officer)


                                         /s/ HERMAN BERGMAN
Date         August 5, 1996
                                         -----------------------------
                                         Herman Bergman
                                         Vice President Finance,
                                         Chief Financial Officer
                                         (Principal Financial Officer)