Form 10-K
period 1996-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1997-01-22
CIK 729330

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                  September 30, 1996
For the fiscal year ended_____________________________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period
from______________________________to__________________________________


Commission File                  1-10285
Number_________________________________________________________________

                            BIOMAGNETIC TECHNOLOGIES, INC.

                (Exact name of registrant as specified in its charter)

             California
(State or other jurisdiction of incorporation or organization)

             95-2647755
 (I.R.S. Employer Identification Number)


    9727 Pacific Heights Boulevard, San Diego, California     92121-3719
         (Address of principal executive offices)             (zip code)

                                                     (619) 453-6300
Registrant's telephone number, including area code____________________

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK,
NO PAR VALUE PER SHARE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   [x]  Yes    [  ]  No

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 31, 1996 was $23,845,912, based on the closing price on that date on the Nasdaq National Market.

The number of shares outstanding of the registrant's Common Stock, no par value, as of December 31, 1996 was 47,691,824 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Proxy Statement and Notice of Annual Meeting to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual
    Meeting of Shareholders to be held March 18, 1997 are incorporated by reference into Part III of this report.
2. Registrant's Annual Report of its Employee Stock Purchase Plan for the fiscal year ended September 30, 1996 is included as Exhibit 99.1.
3. Items contained in the above-referenced documents which are not specifically incorporated by reference are not included in this report.

                            BIOMAGNETIC TECHNOLOGIES, INC.

                                      FORM 10-K

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                        INDEX



                                                                  PAGE

PART I

Item  1.   Business                                                 1
Item  2.   Properties                                              18
Item  3.   Legal Proceedings                                       19
Item  4.   Submission of Matters to a Vote of Security Holders     19


PART II

Item  5.   Market for Registrant's Common Stock and Related
              Shareholder Matters                                  20
Item  6.   Selected Financial Data                                 21
Item  7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  22
Item  8.   Financial Statements and Supplementary Data             28
Item  9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure               28


PART III

Item 10.   Directors and Executive Officers of the Registrant      29
Item 11.   Executive Compensation                                  29
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                        29
Item 13.   Certain Relationships and Related Transactions          29


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                          30
Signatures                                                         34

                                        PART I

ITEM 1.   BUSINESS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

In December 1996, the Company reported a restructuring of its operations due to lower short-term market projections for its MSI systems. As part of the restructuring, D. Scott Buchanan, Ph.D., assumed the responsibilities of President and COO, reporting to Chairman and CEO President James Schumacher. The restructuring resulted in an immediate reduction of 16 employees which is expected to be followed by additional reductions of approximately 28 persons after completion of the final development phases of its Magnes 2500 WH system over the next several months. As a result of the restructuring, the Company also expects to reduce its program costs in non-personnel related areas.

In fiscal 1995, BTi announced development of the Magnes -Registered Trademark-2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined position. The Company commenced shipments of its Magnes 2500 WH prior to the end of fiscal year 1996, however, there were no final acceptances received from the customers. Furthermore, although the Company received provisional acceptance from two customers, no final acceptances were received in the first quarter of fiscal year 1997 which ended December 31, 1996. The delay in receipt of customer final acceptances is primarily due to a pending hardware upgrade, the need for which was not discovered to be necessary prior to installing the systems at customer sites, and additional software development required to meet customer contractual requirements.

COMPANY OVERVIEW

Biomagnetic Technologies, Inc. (the "Company" or "BTi") was established in 1970 to produce specialized instruments for ultra-sensitive magnetic field and low temperature measurements. These products were supplied to physicists for basic research. The Company has been developing its core magnetic sensing technologies since the early 1970s and incorporated those technologies into its magnetic source imaging ("MSI") system, an instrument designed to assist in the noninvasive diagnosis of a broad range of medical disorders.

The MSI system developed by the Company uses advanced superconducting technology to measure and locate the source of magnetic fields, generated by the human body, which are one billion times smaller than the earth's magnetic field. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal function of the brain, heart and other organs. The Company is focusing the development of its technology on large potential commercial market applications such as mapping of functional cortex at risk during surgery for tumors and other lesions, the diagnosis and planning for surgical treatment of epilepsy and is continuing to investigate the potential applications of its technology to problems of the heart.

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

The Company's MSI system is currently being used by physicians for planning the surgical removal of brain tumors and vascular malformations to reduce the risk of neurological injury resulting in paralysis and expensive rehabilitation therapy. The Company's MSI system is also being used to assist physicians specializing in epilepsy to evaluate whether the surgical treatment of drug-resistant epileptic seizures is appropriate by helping to locate brain tissue that triggers such seizures. Other potential neurological applications for the Company's MSI system include certain stroke, trauma, psychiatric and mental disorders. The Company's MSI system has also been used to investigate certain cardiac applications including the assessment of risk for lethal arrhythmias and the location of the tissue responsible for the arrhythmias as a guide for subsequent therapy. In addition, the Company is focusing its internal research efforts on developing and expanding its proprietary technology into more cost-effective products.

Several leading medical centers worldwide have performed more than 5,000 clinical examinations on patients and control subjects with the Company's MSI systems for the purpose of developing the clinical applications, either independently or in collaboration with BTi. Since the first third-party reimbursement was received in September 1993, 75 insurance companies and other health care providers have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI system. Magnes systems are installed in 16 medical and research institutions worldwide as of September 30, 1996. These sites include the Scripps Clinic & Research Foundation in La Jolla, California ("Scripps"), New York University Medical Center ("NYU"), the University of Tokyo ("UT"), the University of California, San Francisco Medical Center ("UCSF"), Karolinska Hospital in Sweden, Institute of Medicine in Julich, Germany, and the University of Magdeburg in Magdeburg, Germany. In addition, two Magnes 2500 WH systems were in the process of installation on September 30, 1996 at the Max Planck Institute in Leipzig, Germany and the Communications Research Laboratory in Tokyo, Japan. Patients have been referred to collaborating domestic sites from more than 50 leading medical institutions throughout the United States.

According to statistics issued by the National Institutes of Health ("NIH"), the annual cost associated with neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of most neurological disorders, the indirect cost of income lost due to illness. The Company currently is directing its sales efforts toward the more than 150 medical centers in the U.S., Asia and Europe where clinical applications for MSI may be developed. The potential commercial clinical market in the U.S. consists of more than 1,200 large hospitals and independent imaging centers.

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

In the diagnosis and treatment of certain disorders, knowledge of the specific location of the malfunctioning tissue is a key factor. Numerous medical imaging technologies have been developed in response to this need. These include imaging technologies oriented toward organ structure and anatomy, such as CT and MRI, and imaging technologies oriented toward function, such as PET, single-photon emission computed tomography ("SPECT") and functional MRI ("fMRI")..

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

An adaptation of conventional MRI known as fMRI is used to create images related to localized changes in blood flow in the brain. While fMRI has the advantage compared with PET and SPECT in that it does not involve injecting radioactive substances into the body, fMRI, PET and SPECT all have a relatively long response time that prevents observation of rapidly changing activities. Much of the valuable diagnostic information observed in brain and cardiac electrical activity occurs in intervals much less than one second, typically tens of milliseconds, and is spontaneous in nature. Because the physiological response time of PET, SPECT and fMRI is several seconds at best, critical information about the sequence of activity, which is essential for understanding disorders such as epilepsy and cardiac arrhythmias, is unavailable from these technologies.

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

THE MAGNES MSI SYSTEM

The Company's current MSI systems, the single sensor Magnes I, the dual sensor Magnes II and the Magnes 2500 WH MSI system (Magnes 2500 WH), are integrated systems capable of measuring, analyzing and locating magnetic fields associated with the body's electrical activity in millisecond time frames. The Magnes II was announced in fiscal 1994 and is an enhancement of the Company's original Magnes I MSI system. Magnes II employs two sensors, each containing an array of 37 magnetic detectors (for a total of 74 detectors, each consisting of a superconducting detection coil and an amplifier called a superconducting quantum interference device ("SQUID")). Magnes I and Magnes II systems have been used in both neurological and cardiac applications and incorporate a number of unique technologies which are discussed later under the caption "Proprietary Core Technologies".

The Magnes 2500 WH employs a total of 148 magnetic detectors incorporated into a sensor with a helmet shaped recess that is placed over the patient's head and is limited to neurological applications. This design allows simultaneous examination of the entire brain and is designed for evaluating both ambulatory and critically ill patients in a seated or fully reclined position.

 The Company has received 510(k) clearance from the United States Food and Drug Administration (the "FDA") of the Magnes I and the Magnes II for
applications relating to the brain.   The Magnes I system received approval
from the Japanese Ministry of Health and Welfare ("JMHW") in 1992 for sale in Japan as a clinical device and the dual sensor Magnes II system received similar JMHW approval in 1995. The Company filed a 510(k) premarket notification for the Magnes 2500 WH in June, 1996.

MEDICAL APPLICATIONS

The Company believes its Magnes systems have significant commercial potential in the diagnosis and treatment of neurological disorders. However, as a new medical technology, the Magnes system faces several challenges to commercial success. Medical applications for the Magnes system must be developed that result in better patient care than existing technologies, and regulatory approval, which has been applied for, must still be obtained to sell the Magnes 2500 WH system as a clinical device. The Company has regulatory approval to sell its Magnes I and Magnes II systems as clinical devices. In general, reimbursement for MSI procedures must be obtained from third party payors and the Magnes system must provide an economic benefit to the health care provider.

Currently, the Company believes there are two medically accepted applications for the Magnes, presurgical functional mapping and assistance in the diagnosis and treatment planning for epilepsy. Reimbursement from a number of insurance companies has been obtained for both of these procedures, however, the expected volume of such procedures at most hospital sites under current standard treatment practices does not currently provide sufficient operating revenue to offset the investment and operating cost of a Magnes system. The Company is currently primarily focused on the development of MSI applications for functional mapping and for epilepsy and is also investigating potential applications in cardiology. The Company is also pursuing programs to increase awareness of MSI technology to its target market of neurosurgeons, neurocardiologists, neurologists and epileptologists.

The Company's Magnes I and Magnes II systems have, to date, been cleared by the FDA for applications relating to the brain and filed a 510(k) premarket
notification for the Magnes 2500 WH system in June 1996.   The Company
believes the systems are appropriate for presurgical functional mapping and epilepsy surgery, significant applications development and clinical testing must be conducted before these systems can be deemed appropriate for the other applications described below. Notwithstanding the size of the potential markets, there is no assurance the Company's systems will be accepted for commercial use in any of the areas mentioned.

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

PRESURGICAL FUNCTIONAL MAPPING: Approximately 100,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of functional regions vary even among healthy individuals and more widely among patients with large brain lesions, and the locations cannot reliably be determined solely from anatomical imaging such as MRI. By relating information about the primary sensory function areas provided by the Company's MSI systems to MRI-generated anatomical images, however, a function map of the brain can be obtained and presented on a screen or recorded on film. Thus, images produced with the Company's MSI systems allow the surgeon to reliably estimate the risk of damage to the identified function areas arising from the surgery itself and to select the best surgical approach, such as where to open the head, and from which direction to access the targeted area to minimize the risk.

Using the Company's MSI systems, reliable and practical methods of providing a functional map have been developed, verified and reported in several medical journals. The Company's MSI systems allow the surgeon, hospital, insurer and patient to more accurately assess the risk of a proposed surgery and the possibility of improving the outcome of the surgery.

EPILEPSY SURGERY: There are approximately 1.2 million people in the United States with recurrent epileptic seizures, and approximately 150,000 new cases emerge each year. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. There are at least 100,000 people in the United States alone that could benefit from surgical intervention, although, based on the most recent data published in 1993 only about 2,500 such procedures are performed each year due to limited facilities needed to perform the presurgical evaluations.

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

Recent medical literature shows that MSI provides additional information which is useful for locating epileptic tissue and could, in many cases, avoid invasive evaluation procedures. The Company believes the necessary information can be obtained with its MSI systems in a clinically acceptable time frame and at a cost that will allow for routine use in evaluating patients for epilepsy surgery. The results to date suggest that, in a large number of cases, the use of the Company's MSI system would be a cost-effective alternative to currently used invasive evaluation procedures.

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

Research studies conducted at the Company's cooperating clinical sites show that the Company's MSI systems are sensitive detectors for abnormal brain activity accompanying traumatic injury while also providing a map of the abnormality as it relates to anatomy. Researchers believe the information provided by the Company's MSI systems could prove valuable in enabling the trauma physician to assess the severity and potential consequences of the physical damage and to help determine the appropriate course of treatment.

ISCHEMIC DISORDERS AND STROKE: Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. The total direct cost to the U.S. health care system for treatment and rehabilitation of stroke exceeds $10 billion per year. MSI may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. Also, as an indicator of neurological function, MSI may be useful to monitor rehabilitation and treatment of stroke patients.

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

Although the use of the Company's MSI system for magnetic field detection related to cardiac arrhythmias is in the very early stages, the Company believes that a noninvasive cardiac arrhythmia risk assessment test could be developed using its MSI system based on detecting the magnetic fields of the damaged heart tissues that produce arrhythmias. If successful, such a test would be far less expensive than the current electrophysiological test because it would not require a cardiologist to be present and could be completed in about 30 minutes. The availability of a reliable, inexpensive and noninvasive test would greatly facilitate the selection of antiarrhythmic drugs and the dosage appropriate to each patient. The Company has applications pending with the FDA for clearance to market the Magnes I system for applications relating to the heart.

CLINICAL COLLABORATIONS

The Company's primary near-term objective is to accelerate the use of its MSI systems by cooperating with researchers and physicians at key medical centers selected by the Company. The Company's MSI systems must be established by clinical researchers as an effective tool suitable for mainstream clinical applications in order to establish a large commercial market. Accordingly, the early clinical research sales and collaborations with clinical sites are strategically important to the Company's overall market development plan.

As of September 30, 1996, the Company's MSI systems are installed for neurological use at 16 sites worldwide listed in Table 1, with 2 additional systems in process of installation. The Company also has established programs for the development of cardiac applications and cardiac test protocols at two of these sites. The Company provides technical support to all of these sites. While the sites listed in Table 1 below do not all have formalized clinical applications development agreements with BTi, the Company benefits from the extensive research conducted at these sites through the clinical results disseminated to the medical community and from potential future applications that may be developed. To date, the findings of BTi and its collaborators have been presented in more than 75 published papers.

TABLE 1

    NAME OF INSTITUTION                                  LOCATION
    The Scripps Clinic & Research Foundation*         United States
    U.C. San Francisco Medical Center*                United States
    New York University Medical Center                United States
    University of Tokyo Hospital                      Japan
    National Institute for Physiological Sciences     Japan
    Kyushu University Hospital                        Japan
    National Epilepsy Center                          Japan
    Sumitomo Research Center                          Japan
    National Chubu Hospital                           Japan
    University of Muenster                            Germany
    Institute of Medicine-KFA Juelich                 Germany
    University of Erlangen                            Germany
    University of Vienna General Hospital             Austria
    University of Rennes                              France
    Karolinska Hospital                               Sweden
    Max Planck Institute, Leipzig                     Germany
           (in process of installation)
    University of Magdeburg                           Germany
    Communications Research Laboratory                Japan
           (in process of installation)
    * Represents equipment on loan under a collaboration agreement

MARKETING, SALES AND DISTRIBUTION

MARKET DESCRIPTION

The overall market for the Company's Magnes systems can be divided into three overlapping segments: the basic research market, the clinical applications development market and the commercial clinical market. Customers in each market segment are identified by the focus of their work, the source of purchase funds and other characteristics, as described below.

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

The clinical applications development market consists primarily of teaching medical centers where the majority of clinical applications development work for new medical technologies and procedures is conducted. Because of their size, buying power, prestige and early involvement in assessing and using new medical technologies, teaching medical centers continue to be the primary focus of the Company's near-term marketing plans. The Company has identified more than 150 key members of this group in the U.S., Europe and Asia, which are centers of excellence in (i) neurosurgery, neurology and neurophysiology,
(ii) neuroradiology and radiology and (iii) cardiology.

The commercial clinical market for MSI systems includes hospitals and clinics that would use the MSI systems in routine diagnosis and therapeutic monitoring of patients. The primary commercial clinical market in the United States consists of approximately 450 major medical centers with 500 or more beds and approximately 780 hospitals with between 300 and 500 beds. In addition, independent imaging centers in major metropolitan areas have often been among the first buyers of new imaging technologies, and the Company believes this pattern may be repeated for its MSI systems. Of the top 25 neurology centers in the United States, 24 have significant and growing epilepsy centers. There are approximately 200 epilepsy surgery centers in the United States, Western Europe, and Asia that could be candidates for the Company's MSI system. Multiple sales at the same site are not likely in the near term. Sales to the commercial clinical market are expected to develop when regulatory approvals are obtained, adequate third-party reimbursement for MSI tests becomes routine, and MSI procedure costs decline. Therefore, growth in this market depends on the development of effective, regulatory approved clinical applications that qualify for third-party reimbursement and are accepted by physicians such as neurosurgeons, neurologists, cardiologists and radiologists.

The NIH has estimated that there are approximately 90 million cases annually of neurological and mental illness disorders in the U.S. Each case represents a separate incident of such disorders and not separate patients. In most cases, diagnostic methods for these disorders remain inadequate. According to NIH estimates, the annual cost associated with these neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of neurological disorders, the indirect cost of income lost due to illness. The majority of these disorders are functional in nature and are a major cause of disability and death. In most cases, no noninvasive test exists to help physicians diagnose or effectively monitor the functional activity associated with these neurological and mental illness disorders. The Magnes systems are designed to address this need.

There is substantial medical evidence supporting the view that a significant percentage of mental illness disorders have a physiological origin which may be treated by pharmaceuticals. In most cases, however, it has not been possible to detect physiological dysfunctions clearly associated with the symptoms of mental illness. There has been no objective measure to use for the diagnosis of mental illness, for the prescription of therapy or for measuring the effectiveness of the therapy on the patient. MSI has demonstrated the ability to provide accurate spatio-temporal maps of neurophysiological function which may serve as an objective measure and, the Company believes, the Magnes systems could fulfill a major need of physicians dealing with mental disorders. Researchers are in the early stages of investigating MSI applications for mental illness and therefore no reliable estimates can be made of the number of patients that might be aided by data provided by the Magnes system.

MARKETING STRATEGIES

In order to promote sales in both the clinical applications development and commercial clinical markets, the Company's fundamental marketing strategy is to accelerate clinical applications development for the Magnes systems by collaborating with and promoting the work of a core group of influential medical centers engaged in applications development. The Company plans to continue implementation of this strategy by (i) encouraging physicians developing applications for the Magnes to publish their results in professional journals, (ii) participating in key medical meetings to generate interest among targeted medical specialists, (iii) direct mailings to encourage communication between research groups working with the Magnes systems, (iv) site visits by key customers, (iv) public relations activities, and (v) continuing its patient referral program.

DISTRIBUTION

The Company has a small direct sales organization with the specialized skills needed to sell the Company's MSI system in the United States. The European and Asian markets are served, respectively, by the Company's subsidiary in Germany and by the biomedical division of Sumitomo Metal Industries, LTD. ("SMI") in Japan. In March 1990, the Company entered into a distribution agreement granting SMI the exclusive rights to market, sell, distribute and service the Company's MSI products in certain regions of Asia and in Australia and New Zealand for an initial period of seven years. The agreement establishes a minimum number of units to be purchased by SMI during the period and grants to SMI a right of first refusal to negotiate a license to manufacture and sell the Company's MSI products in certain regions of Asia and in Australia and New Zealand. An extension of the distribution agreement with SMI which expires January 1997 is currently in negotiation.

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

Substantial data is already available to support the use of MSI and the Company's Magnes systems for presurgical functional mapping and epileptic foci localization. This includes a number of publications in NEUROSURGERY, AMERICAN JOURNAL OF NEURORADIOLOGY, and the THE JOURNAL OF EPILEPSY AND BRAIN. The data have been successfully used by several medical centers to receive third-party reimbursement on a case-by-case basis. Since the first reimbursement was received in September 1993, more than 75 insurance companies and other healthcare providers have now approved reimbursement for certain MSI procedures. Although initial results are encouraging and a number third-party payors have approved reimbursement, there is no assurance that third-party reimbursement will become widely available.

In Japan, a large number of hospitals are government funded and operated. These hospitals are paid by the JMHW only for procedures that have been approved by a reimbursement board of the JMHW. The JMHW follows guidelines similar to those followed by third-party payors in the U.S. in determining whether a new medical procedure will be reimbursed by the Japanese government. Once reimbursement for a procedure is approved by the JMHW, all hospitals, both public and private, are reimbursed for the procedure at the same reimbursement rate. Since January 1992, when the Magnes system received approval from the JMHW for sales in Japan as a clinical device, Japanese public and private hospitals may purchase the system for clinical use on patients. Reimbursement is not yet available from the Japanese government or third-party payors, but private Japanese hospitals are allowed to charge patients for procedures with the Magnes system. The Kyushu University Magnes system and the National Epilepsy Center Magnes system in Shizuoka have been designated as Highly Advanced Medical Technology Sites by the Japanese government. This designation is required for application to the JMHW for reimbursement. SMI, with assistance from the Company, continues to work with medical centers in Japan in an effort to have the JMHW establish a reimbursement level for Magnes system procedures that will help support future purchases of the Magnes system.

In Europe, the Magnes sites have concentrated primarily on research and have not pursued governmental or private approval for reimbursement of MSI procedures.

PRODUCT PRICES AND  TERMS OF SALE

The current prices for the Company's MSI systems range from $1.5-$2.5 million, depending upon system configuration. Standard terms of sale provide for payment of 40% of the purchase price upon placement of the order, 40% upon shipment and the remaining 20% when installation is completed and final acceptance is obtained from the customer. Typically for sales to European customers who receive their funding from governmental agencies, the Company is required to provide a bank guarantee for the amount of the deposit which usually is released upon shipment and/or acceptance by the customer. The Company may also enter into special collaboration and sale arrangements with medical centers to promote clinical applications development. The time between placement of an order and installation typically ranges between six and twelve months.

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

Initial customer training in the operation of the Company's MSI systems is provided by the Company's personnel at the customer's site and is included in the selling price of the system. Physician training in interpreting the clinical significance of MSI information is currently provided at the Company's cooperating United States clinical sites.

COMPETITION

The Company operates in an industry characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development would have a material adverse effect on the Company's financial condition and results of operation.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition is likely to affect potential profitability of the Company's whole head system, the extent of which is not presently determinable.

Companies known to BTi that have manufactured an integrated large-array MSI system are CTF Systems Inc., a Canadian company, Neuromag Ltd., a Finnish company, Siemens AG, a German company, Phillips N.V., a Netherlands company, and Shimadzu and Daikin, both Japanese companies. To the best of the Company's knowledge, as of October 31, 1996 Neuromag Ltd. has received FDA clearance for marketing its system as a clinical device in the United States. An MSI system produced by CTF Systems, Inc. has been cleared for sale as a clinical device in Japan by the JMHW and their distributor, Aloka, is currently soliciting orders for the CTF system. The Company believes that Siemens AG and Phillips N.V. do not currently manufacture or market integrated large-array MSI systems. The Company believes that Magnes systems compete favorably with other MSI systems on the basis of performance for detecting magnetic fields.

The Japanese government funded an extensive long-term program to develop a MSI system by a consortium of Japanese companies coordinated by the Japan Ministry of International Trade and Industry ("MITI") This program terminated in 1996. Other large multinational corporations with substantial resources available for research and development activities, including GE Corporation, a United States company, have initiated product investigation programs in magnetic source imaging. The Company's ability to compete successfully against any of its current or potential future competitors will depend upon various factors, including its ability to continue its technological and market development leadership role and to raise the necessary capital for further development and commercialization.

BACKLOG

As of September 30, 1996, the aggregate amount of firm backlog orders for the Company's products was $16,254,000 of which the Company expects to fill approximately $14,000,000 before September 30, 1997. The backlog is composed primarily of orders for the new Magnes 2500 WH. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from year to year depending upon orders received and installations completed during the reporting period.

PROPRIETARY CORE TECHNOLOGIES

BTi has pioneered the development of technologies associated with MSI. Several core technologies that have been developed by and are proprietary to the Company, such as superconducting MSI detectors, magnetic noise reduction, data analysis and clinically useful displays, represent areas where the Company believes it has established a leadership position in MSI.

SUPERCONDUCTING MSI DETECTORS

The Company's MSI detectors consist of a superconducting detection coil and an extraordinarily sensitive amplifier called a SQUID. Superconductivity describes the ability of certain materials, when refrigerated to near absolute zero (-460 DEG. F or -273 DEG. C), to carry electricity without electrical resistance. This property enables the detection coil to act as a noise-free antenna to pick up magnetic fields and transfer them to the SQUID. The SQUID utilizes other unique electrical properties of superconductors to generate readily measured voltage changes in response to very small magnetic field changes. Together, the superconducting detection coil and SQUID amplifier are able to detect magnetic fields that are at least 1,000 times smaller than is possible with other magnetic field detectors.

BTi has developed proprietary processes for fabricating highly reliable superconducting magnetic field detectors and integrating a large number of such detectors into complex sensors that measure magnetic fields generated by electrical activity in the body. Sensors are comprised of the MSI detectors and the components required to refrigerate them to their operating temperature. The MSI detectors are refrigerated to a near absolute zero temperature with liquid helium. Novel methods have been developed by the Company to accomplish the necessary refrigeration without the requirement of immersing the MSI detectors directly in liquid helium. Without this requirement, the magnetic field detectors can be used in any orientation with respect to the body, thereby overcoming limitations of previous designs that have prevented simultaneous measurements on the entire brain of a patient lying in a horizontal position. BTi believes this unique ability may provide a significant competitive advantage for the Company's future MSI systems. This construction technique and subsequent system design have received U.S. patent numbers 5,494,033, 5,441,107, and 5,471,985. The Company has applied for foreign patents.

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

MAGNETIC NOISE REDUCTION

The ability to detect the weak magnetic fields created by the body depends upon the elimination or reduction of magnetic noise generally present in the environment. The magnetic fields generated by the electrical activity of the body can easily be overwhelmed by the stronger magnetic fields generated by automobile traffic, elevators, electrical machinery or even an ordinary wrist watch worn by a patient. The Company has developed techniques to reduce interference from magnetic noise. The Company houses its MSI systems in a shielded room constructed according to the Company's specifications from special alloys that reduce magnetic noise. All equipment used in the shielded room is selected or fabricated to avoid contaminating this low-noise environment. In addition, the configuration of the detection coils in the Company's Magnes I and Magnes II systems sharply reduces their sensitivity to magnetic fields from sources located more than about 10 inches from the sensor, which allows the Company to focus the sensors on the specific portion of the body being measured.

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

CLINICALLY USEFUL DISPLAYS

Effective display of the results of an MSI examination is required to allow the technician operator to assess the data quality and to allow the physician to interpret the significance of the MSI results relative to the patient's condition. The Company provides a number of displays ranging from temporal displays, which allow the physician to determine the time sequence of events to overlay displays, which estimate the location of the analyzed functions relative to the patient's anatomical images provided by MRI or CT. The Company has developed or has access to data interfaces compatible with a wide variety of MRI and CT scanners.

RESEARCH AND DEVELOPMENT

The Company has funded its research and development of its technology programs primarily through revenues from product sales and product-related services, through capital raised by venture capital financing and from its public and private sales of stock. During fiscal 1996, 1995 and 1994, the Company's internally funded research and development expenses were $7,767,000, $5,507,000 and $6,735,000, respectively. In view of the fact that the Company has commenced production and shipment of the new Magnes 2500 WH system, expenditures for research and development in fiscal year 1997 are currently expected to decrease from fiscal year 1996. However, there can be no assurance that a reduction in expense will be realized.

MANUFACTURING AND MATERIALS

The Company engineers and manufactures every major component of the Magnes system, other than the host computer and its peripherals, the magnetically shielded room that houses the sensor, and the sensor position indicator hardware used to determine how the sensor is oriented to the body. The Company currently is also purchasing its SQUID requirements from a vendor. However, the Company has complete facilities to fabricate SQUIDs from materials that become superconductive at liquid helium and liquid nitrogen temperatures.

Of the major components of the Magnes system not manufactured by the Company, the host computer and peripherals are widely available standard items. The other major purchased components are constructed in accordance with Company specifications that ensure compatibility with its MSI system. The magnetically shielded rooms for Magnes systems sold in the United States and Europe are currently supplied by two European manufacturers. In 1991, the Company completed development of a magnetically shielded room of its own design in cooperation with SMI and retains an option to manufacture the room or purchase it from SMI for sales outside the SMI distribution area. In June 1994, the Company also entered into an agreement with a United States company to develop and manufacture a lower cost alternative to existing magnetically shielded rooms, the development of which has been completed. The Company believes it has adequate alternate sources of supply for this major system component from these four sources.

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

GOVERNMENTAL REGULATION

The Company is subject to various regulations of the FDA and the California Health Services. In particular, the FDA and the California Health Services have promulgated regulations to which the Company must adhere relating to the manufacturing standards, effectiveness and safety of the Company's diagnostic products. The FDA regulates marketing of medical devices, requiring premarket clearance or premarket approval based upon review of information submitted by the Company relating to intended product use and product labeling, safety and efficacy. The premarket clearance or approval processes are based upon risk class and degree of equivalence to devices already marketed that are proven to be safe and effective.

The Company filed a Section 510(k) premarket notification with the FDA in March 1990 for applications of the Magnes I system relating to the brain. In June 1990, it received clearance from the FDA to market the Magnes I system based upon that 510(k) premarket notification. That clearance enables the Company to market the Magnes I MSI system as a diagnostic device rather than as research equipment. The Company has also received clearance of a 510(k) premarket notification for applications of its Magnes II systems relating to the brain from the FDA and is currently seeking FDA clearance of a 510(k) premarket notification for its new Magnes 2500 WH system relating to the brain. A Section 510(k) premarket notification with the FDA for applications of the Magnes I system relating to the heart is still pending.

Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices are subject to general controls, including Good Manufacturing Practice regulations, and examples of such devices are tongue depressors and hot water bottles. Class II devices are subject to general performance standards not yet established by regulation. General controls of Class I presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Examples of Class II devices are ECG and EEG. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Safety and efficacy must be demonstrated and supported by clinical data submitted to the FDA for "premarket approval." Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a Section 510(k) premarket notification, and subsequent FDA clearance to market. The Magnes I and Magnes II systems have been determined under the 510(k) process to be substantially equivalent to BTi's prior Model 607 Neuromagnetometer and to EEG. The currently pending application for the Company's Magnes 2500 WH system has been determined to be substantially equivalent to BTi's Magnes I and Magnes II systems. The Company's Magnes MSI systems are classified as Class II, and therefore are subject to the general controls of Class I and to performance standards that have not yet been defined for Class II devices.

The Company's continued compliance with applicable governmental regulations is assessed by internal audits and by audits of manufacturing operations and procedures conducted by the FDA and California Health Services. These agencies have the authority, among other things, to limit or stop product shipments and require product recall should a failure to comply with regulations be observed. The Company has registered with the FDA and the California Health Services as a medical device manufacturer. California Health Services has completed an inspection of the Company's facilities and manufacturing processes and has issued the Company a license which permits it to manufacture, sell and ship the Magnes systems as medical devices for diagnostic purposes. The FDA conducted an audit of the Company to federal current Good Manufacturing Practices ("cGMP") regulation requirements in July 1996. All areas of the Company's internal cGMP program were observed to be in compliance with the regulations.

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

While Western Europe and Japan have regulatory agencies that are somewhat similar to the FDA, each country's regulatory requirements for product acceptance are unique and will require the expenditure of substantial time, money and effort to obtain regulatory acceptance for marketing for clinical use. There can be no assurance that the Company will be able to obtain such approvals. The Magnes I system received approval in Japan from the JMHW in 1992 for sale as a clinical device and Magnes II received similar JMHW approval in 1995.

PATENTS AND PROPRIETARY INFORMATION

The Company significantly relies on proprietary technology and seeks to maintain confidentiality of its trade secrets, unpatented proprietary know-how and other proprietary information and to obtain patent protection when appropriate. As of September 30, 1996, the Company held 40 patents in the United States. One of these had counterpart patents issued in the United Kingdom, France, Germany, the Netherlands and Canada and three others have counterpart patents granted by the European Patent Organization. As of September 30, 1996 the Company had filed 6 U.S. patent applications that are in various stages of the patent prosecution process. The Company has also filed 8 applications with the European Patent Organization for patent protection in Western Europe, 14 applications in Japan and three in Canada. The Company anticipates that patents, if issued, will be issued (i) within two to 20 months with respect to the pending patent applications in the U.S., and (ii) within three years with respect to the pending patent applications in Western Europe. The Company has reserved its priority with respect to receiving patents on its applications in Japan, and may pursue those applications in due course.

The Company's patents protect several fundamental aspects of the technology used in its products. Patents have been issued with respect to superconducting devices, ultra-low-noise electronics circuits, biomagnetometer design, biomagnetic signal processing, magnetic shielding techniques, noise suppression methodologies, cryogenic apparatus construction techniques, and system design concepts. Patent applications have been filed with respect to a new process for fabrication of electronic devices using high-temperature superconducting materials, superconducting device designs, magnetic shielding technology, cryogenic refrigeration, ultra-low-noise electronic circuits, patient handling equipment and biomagnetic signal processing and data analysis. The Company currently is considering additional patent applications covering inventions already made in these and related fields of technology. BTi is not aware of any infringement by any of its products on patents issued to others.

Magnes-Registered Trademark- and Neuromagnetometer-Registered Trademark- are registered trademarks of the Company. Ferritometer-TM-, Biomagnetic Technologies-TM- (with and without the design) and BTi-TM- are trademarks/service marks of the Company either by registration with the State of California or by application for registration with the U.S. Patent and Trademark Office.

HUMAN RESOURCES

As of September 30, 1996, the Company employed 95 full-time employees at its facilities in San Diego, California and Germany. None of the Company's employees is covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains good relationships with its employees. In December 1996, the Company reduced its workforce from 95 full-time employees to 79 full-time employees.

FINANCIAL INFORMATION

Additional financial information concerning revenues related to foreign operations and sales to certain customers is included in Note 3 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

ITEM 2.   PROPERTIES.

The Company's executive offices and manufacturing facilities are located in a 55,000 square foot facility at 9727 Pacific Heights Boulevard, San Diego, California. All domestic operations of the Company are conducted from this facility, which was first occupied in December 1989. The Company leases this facility pursuant to an eight-and-one-half-year lease agreement which expires in February 1998. Average monthly lease payments over the term of the lease are approximately $39,500. The Company's subsidiary in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement. Monthly lease payments are approximately $1,700. Sales and service for the Company's European operations are conducted from the German facility.

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor its subsidiary are involved in any litigation which is expected to have a material adverse effect on the Company's business, consolidated financial position, results of operations and cash flows.

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

             FISCAL YEAR 1996       HIGH         LOW
             ---------------      --------     --------
               1st Quarter        $1-  7/8     $1
               2nd Quarter        $1-15/16     $1-5/16
               3rd Quarter        $1-17/32     $1-1/32
               4th Quarter        $1- 7/16     $   3/4



             FISCAL YEAR 1995       HIGH         LOW
             ----------------     --------     --------
               1st Quarter        $1- 5/8      $    5/8
               2nd Quarter        $1- 3/16     $    5/8
               3rd Quarter        $1- 1/8      $  11/16
               4th Quarter        $2- 1/8      $  13/16


As of December 31, 1996, there were approximately 264 holders of record of the Company's Common Stock.

The Company has never declared or paid dividends on its Common Stock. The Company does not anticipate declaring any dividends on its Common Stock in the foreseeable future and intends to retain its earnings, if any, for the development of its business.

During August 1996, the Company entered into an agreement with a principal shareholder, Dassesta International S.A. ("Dassesta"), for an unsecured working capital loan of $3,000,000. The note evidencing the loan was issued under Regulation S, promulgated under the Securities Act of 1933, as amended. This loan matures February 14, 1997 and bears interest at 9% per annum. The principal amount of the loan, and any accrued interest thereon, was convertible at the option of the Company into common stock at any time during the six months at $.40 per share, and was convertible at the option of the noteholder at the end of the six months or upon default under the note at $.40 per share. The Company elected to convert the $3,000,000 loan and the accrued interest thereon of $87,040 into 7,717,602 shares of common stock of the Company on December 31, 1996.

ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to BTi's consolidated statements of operations for each of the three years in the period ended September 30, 1996 and with respect to the consolidated balance sheets at September 30, 1996 and 1995, are derived from the audited consolidated financial statements which are included elsewhere in this document. The statement of operations data for the years ended September 30, 1993 and 1992 and the balance sheet data at September 30, 1994, 1993 and 1992 are derived from audited consolidated financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Dollars are stated in thousands, except per-share amounts.

                                             YEARS ENDED SEPTEMBER 30,
                                --------------------------------------------------
STATEMENT OF OPERATIONS DATA:     1996      1995       1994       1993      1992
                                -------    -------   -------    -------   --------
Total revenues                  $ 1,422    $9,196    $ 3,344    $ 4,327   $10,048
Net loss                        (14,816)   (6,673)   (10,313)   (10,989)   (8,700)
Net loss per share (1)            (0.37)    (0.27)     (1.03)     (1.11)    (0.98)
Shares used in computing
per share amounts (1)            39,950    24,783      9,977      9,912     8,907


                                             YEARS ENDED SEPTEMBER 30,
                                --------------------------------------------------
BALANCE SHEET DATA:               1996      1995       1994       1993      1992
                                -------    -------   -------    -------   --------
Working capital                 $(3,031)   $10,274   $(2,114)   $ 7,115    $17,562
Total assets                     16,250     20,124     9,419     14,434     26,429
Long term obligations                48        493       459        650        548
Shareholders' equity             (1,396)    13,368     2,283     11,970     22,787

(1) See Note 1 of Notes to Consolidated Financial Statements describing shares used in calculating net loss per share.


                                             YEARS ENDED SEPTEMBER 30,
                                --------------------------------------------------
BACKLOG DATA: (2)                 1996      1995       1994       1993      1992
                                -------    -------   -------    -------   --------
                                $16,254     $9,300    $6,444     $3,138     $3,773

(2) Backlog of Business is derived from Company data not subject to audit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, failure to satisfy performance obligations, timely product development, changes in economic conditions in various markets the Company serves, and uncertainty regarding the Company's patents and propriety rights, as well as the other risks detailed in this section. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

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

Sixteen (16) Magnes systems were installed in medical and research institutions worldwide at the end of fiscal 1996. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 75 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. The Company commenced shipments of its Magnes 2500 WH prior to the end of fiscal year 1996; however, there were no final acceptances received from customers. Furthermore, although the Company received provisional acceptance from two customers, no final acceptances were received in the first quarter of fiscal year 1997 which ended December 31, 1996. The delay in receipt of customer final acceptances is primarily due to a pending hardware upgrade, the need for which was not discovered to be necessary prior to installing the systems at customer sites, and additional software development required to meet customer contractual requirements.

The current price of BTi's MSI systems ranges from approximately $1.5 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue to be in foreign markets. The Company generally prices its European sales in the currency of the country in which the product is sold and the prices of such products in dollars will vary as the value of the dollar fluctuates against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales. The Company periodically enters into forward exchange contracts to hedge such foreign currency exposure.

Due to substantial research and product development expenses and low unit sales, the Company has incurred net losses every year since fiscal 1982. Since concentrating on the development of its MSI systems in 1984, the Company's corporate strategy and commitment of resources have focused on long-term product applications and market development rather than near-term operating performance. Although considerable progress has been achieved, the Company expects to continue to incur significant product and applications development expenses in the foreseeable future and anticipates incurring operating losses at least through fiscal 1997.

In December 1996, the Company reported a restructuring of its operations due to lower short-term market projections for its MSI systems. As part of the restructuring, D. Scott Buchanan, Ph.D. assumed the responsibilities of President and COO, reporting to Chairman and CEO James Schumacher. The restructuring resulted in an immediate reduction of 16 employees which is expected to be followed by additional reductions of approximately 28 persons after completion of the final development phases of its Magnes 2500 WH system over the next several months. As a result of the restructuring, the Company also expects to reduce its program costs in non-personnel related areas.

The Company believes the relatively small number of proven medical applications for the Magnes system, lack of routine reimbursement for MSI procedures and uncertainty of product acceptance in the U.S. market, have limited system sales. Additionally, it is not possible to reliably predict the timing and extent of future product sales. The Company does not anticipate multiple sales to the same end-user and at current sales volumes, the sale of one Magnes system may have a significant impact on the results of operations of the Company during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

The consolidated financial statements and notes thereto which appear in Part II, Item 8 should be read in conjunction with the following review.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

As a result of delays in completion of the Magnes 2500 WH system development, no systems sales were made during fiscal year 1996, which contributed to the $8,143,000 increase in the Company's net loss as compared to fiscal 1995. Research and development expenses increased by $2,260,000 from the prior year as a result of increased efforts to substantially complete the development of the Magnes 2500 WH system. In addition, marketing and sales expenditures increased in fiscal 1996 as compared to fiscal 1995 as a result of the Company's increased efforts to obtain additional sales contracts in the highly competitive and limited market in which the Company operates. General and administrative expenses increased primarily as the result of the $319,000 write-off of certain patent costs related to the Company's Magnes II system that had been previously capitalized but are no longer considered to have value due to the Company's decision to focus primarily on the production of the Magnes 2500 WH system. The Company will, however, produce Magnes II systems in the future as orders are received. There can be no assurance that any such orders will be received in the future.

Revenue from product sales and service decreased 92% in fiscal 1996 to $733,000 from $8,981,000 in fiscal 1995. Revenue in fiscal 1996 consisted of service and components revenue and no Magnes system sales, as compared to fiscal 1995, in which revenue consisted of both service and component revenue and four Magnes II systems sales. Sales to SMI represented approximately 8% and 19% of total sales for fiscal years 1996 and 1995, respectively.

The $2,398,000 excess of production costs over product sales is primarily attributable to an approximate $900,000 increase in the Company's provision for obsolescence associated with the Magnes II systems. This provision was made in light of the Company's decision to focus primarily on the production of the Magnes 2500 WH system. The Company will, however, produce Magnes II systems in the future as orders are received. There can be no assurance that any such orders will be received in the future.

Research and development expenses increased by 41% in fiscal 1996 to $7,767,000 from $5,507,000 in fiscal 1995. This increase was primarily attributable to the Company's decision to substantially complete development of the Magnes 2500 WH system, which included development of a prototype unit that was installed at Scripps in July 1996. Additionally, $554,000 was incurred in fiscal 1996 under collaborative agreements with UCSF and Scripps for applications development performed on behalf of the Company. The Company anticipates that future expenditures under these collaborative agreements will be reduced to less than $150,000 on an annual basis.

Marketing and sales expenses increased 18% in fiscal 1996 to $2,798,000 from $2,370,000 in fiscal 1995. This increase was attributable to higher expenditures for sales support and marketing activities, including an increase in salary, travel and trade show expenses.

General and administrative expenses increased 29% in fiscal 1996 to $2,958,000 from $2,300,000 in fiscal 1995. This increase was primarily the result of the write-off of $319,000 in patent costs that related to the Magnes II system previously included in other assets determined to no longer have value due to the Company's decision to focus primarily on the production of the Magnes 2500 WH system. The Company will, however, produce Magnes II systems in the future as orders are received. There can be no assurance that any such orders will be received in the future.

Interest expense decreased 93% in fiscal 1996 to $38,000 from $573,000 in fiscal 1995 as a result of the conversion of short-term notes in exchange for the issuance of common stock that occurred in fiscal 1995. The Company also executed a $3,000,000 working capital loan in the last quarter of fiscal 1996; however, the loan plus accrued interest was converted into 7,717,602 shares of common stock on December 31, 1996.

The Company recorded a net loss of $14,816,000 in fiscal 1996 and $6,673,000 in fiscal 1995. The increased loss was primarily due to lack of system acceptances, increased research and development expenses, increased marketing and sales expenses, and additional production costs, including the increase in the Company's provision for inventory obsolescence as well as the write-off of patent costs.

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

Revenues from product sales and service increased in fiscal 1995 to $8,981,000 from $3,119,000 in fiscal 1994 as a result of four Magnes system sales in 1995 compared to a single Magnes system sale in fiscal 1994.
Product sales in both fiscal years were composed of Magnes MSI systems and Magnes components. Sales to SMI represented approximately 19% and 28% of the total sales for fiscal years 1995 and 1994, respectively. In fiscal 1994 sales to one customer represented 68% of total sales.

The gross profit margin on product sales in fiscal 1995 was 47%, a 28% increase over 1994. The improvement in gross margin was primarily the result of volume related manufacturing efficiencies and reduction in production costs.

Research and development expenses declined 18% in fiscal 1995 to $5,507,000 from $6,735,000 in fiscal 1994. The decline is primarily the result of lower overhead costs associated with research and development activities and the transfer of several people from research and development projects to sales support and marketing activities. The decline in research and development was partially offset by an increase in materials spending associated with the Magnes WH development program.

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

LIQUIDITY AND CAPITAL RESOURCES

BTi has financed its operations largely through private and public sales of equity and debt securities. During July 1996, the Company completed negotiations with a principal shareholder, Dassesta, for an unsecured working capital loan of $3,000,000. This loan matures February 14, 1997 and bears interest at 9% per annum. The principal amount of the loan and any accrued interest thereon, is convertible at the option of the Company into common stock at any time during the six month term at $.40 per share, and is convertible at the option of the noteholder at the end of the six month term or upon default under the note at $.40 per share. As of September 30, 1996, the Company had borrowed the entire $3,000,000 under the terms of the above loan agreement. The Company elected to convert the $3,000,000 loan and the $87,040 of accrued interest into 7,717,602 shares of common stock of the Company on December 31, 1996.

At September 30, 1996, the Company's current liabilities exceeded current assets, resulting in a working capital deficiency of $3,031,000. At September 30, 1995, the Company had working capital of $10,274,000. The decrease in working capital is primarily due to the fiscal 1996 net loss incurred by the Company as a result of efforts to complete the development of the Magnes 2500 WH system. Restricted cash increased from $2,621,000 to $6,085,000 as a result of the increase in customer deposits received by the Company which are legally restricted as to withdrawal. Cash, cash equivalents and short-term investments, exclusive of any restricted cash, declined by $7,712,000 to $2,496,000 at September 30, 1996. The Company's operations were funded by existing cash and short-term investment resources and the Dassesta working capital loan discussed above.

Capital equipment expenditures were $577,000 in fiscal 1996 compared to $453,000 in fiscal 1995. The Company anticipates capital equipment expenditures will amount to approximately $250,000 in fiscal 1997.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the on-going development and commercialization of the Company's products through September 30, 1997 are expected to substantially exceed cash expected to be generated from operations and will result in a further decline in the Company's liquidity. The Company's backlog at September 30, 1996 of $16,254,000 is composed primarily of orders for the new Magnes 2500 WH system.

The Company believes that the development of the Magnes 2500 WH system may be completed in the second quarter fiscal 1997. Although significant effort is being expended to complete development and obtain customer final system acceptances commencing in the second quarter of fiscal 1997, there can be no assurance that this will be accomplished. In the event such development and acceptances are not obtained as anticipated, revenue reporting and cash collections could be further delayed with possible negative effects on the cash flow and cash resources of the Company.

The Company incurred net losses of $14,816,000, $6,673,000, and $10,313,000 for the years ended September 30, 1996, 1995, and 1994, respectively. In addition, at September 30, 1996 the Company has an accumulated deficit of $79,863,000 and its current liabilities exceed its current assets, resulting in a working capital deficiency. Management anticipates that capital and working capital expenditures in fiscal 1997 will substantially exceed cash generated by operations.

Management is currently concentrating on completing installation of and obtaining final customer acceptances for its Magnes 2500 WH systems; however, there is no assurance that this will be achieved. In the event that such final acceptances are not obtained, the Company will experience further negative effects on usable cash resources of the Company. Management is also continuing to seek additional sources of debt or equity financing. The Company anticipates that existing capital resources, the reduction in the scope of its operations, and the additional debt or equity financing, will be sufficient to provide operating capital required to meet its obligations in the normal course of business through fiscal

1997; however, there can be no assurances that the Company will be able to obtain the additional debt or equity financing that is required. If such additional debt or equity financing is not obtained, the Company will be required to further reduce the scope of its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISK AND UNCERTAINTIES

The Company incurred  net losses of $14,816,000, $6,673,000, and $10,313,000 for the years ended September 30, 1996, 1995, and 1994, respectively. In addition, at September 30, 1996 the Company has an accumulated deficit of $79,863,309 and its current liabilities exceed its current assets, resulting in a working capital deficiency. Management anticipates that capital and working capital expenditures in fiscal 1997 will substantially exceed cash generated by operations.

Management is currently concentrating on completing the installation of and obtaining final customer acceptances for its Magnes 2500 WH systems; however, there is no assurance that this will be achieved. In the event that such final acceptances are not obtained, the Company will experience further negative effects on usable cash resources of the Company. Management is also continuing to seek additional sources of debt or equity financing. The Company anticipates that existing capital resources, the reduction in the scope of its operations, and the additional debt or equity financing, will be sufficient to provide operating capital required to meet its obligations in the normal course of business through fiscal 1997; however, there can be no assurances that the Company will be able to obtain the additional debt or equity financing that is required. If such additional debt or equity financing is not obtained, the Company will be required to further reduce the scope of its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company commenced shipments of its Magnes 2500 WH prior to the end of fiscal year 1996 there were no final acceptances received from customers. Furthermore, although the Company received provisional acceptance from two customers, there were no final acceptances received from customers during the first quarter of fiscal year 1997. The delay in receipt of customer acceptances is primarily due to a pending hardware upgrade, the need for which was not discovered to be necessary prior to installing the systems at customer sites, and additional software development required to meet customer contractual requirements. Although the Company anticipates that the additional system hardware upgrade and software development required by the contracts will be completed prior to the second quarter of fiscal year 1997, there can be no assurances that this will be accomplished. In the event that the hardware upgrade and software development are not completed as anticipated, customer final acceptances could be further delayed, which could have a material adverse effect on the cash flow and cash resources of the Company.

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to research and medical institutions primarily in Europe and Japan, and has not made any MSI system sales for commercial/clinical use in the U.S. Such sales require prior FDA approval. The Company has received 510(k) clearance to market its Magnes I and Magnes II systems in the U.S., and has recently applied for 510(k) clearance for its Magnes 2500 WH system for applications relating to the brain. There can, however, be no assurance that the Company will receive such clearance in the near future or at all. Failure to receive such clearances to market would have a material adverse effect on the Company's financial condition and results of operations.

The Company is dependent on its Magnes systems as its principal product for which there are currently limited clinical applications. Additional clinical applications development needs to be conducted with the MSI system at major medical centers before the Company can begin to penetrate the commercial clinical market. There can be no assurance that a commercial market will develop for diagnostic or monitoring uses of the MSI system.

The Company's commercial success is highly dependent on the availability of reimbursement for procedures using the MSI system. To date reimbursements from third party payors are on a case-by-case basis. As of December 31, 1996, there have been a total of 153 reimbursements from 75 different third party payors in the U.S. Although the number of third party payors making reimbursements has increased from the September 30, 1995 total of 49 payors, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations.

The Company operates in an industry characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors' may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development would have a material adverse effect on the Company's financial condition and results of operations.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition is likely to affect potential profitability of the Company's whole head system, the extent of which is not presently determinable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996 and the report of independent accountants are included in this report as listed in the index on page 30 of this report ( Item 14 (a)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required for this item with respect to directors and executive officers is set forth in the sections entitled "Election of Directors", "Security Ownership of Management-Business Experience of Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders to be held March 18, 1997 (the "Proxy Statement"), to be filed with the Commission within 120 days of the Company's fiscal year end, which sections are incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  The following documents are filed as part of this report:

         (1)  Financial Statements

              Report of Independent Accountants...........................36

              Consolidated Balance Sheets at September 30, 1996 and 1995..37

              Consolidated Statements of Operations for the three years
              ended September 30, 1996....................................38

              Consolidated Statement of Shareholders' (Deficit) Equity
              for the three years ended September 30, 1996................39

              Consolidated Statements of Cash Flows for the three years
              ended September 30, 1996....................................40

              Notes to Consolidated Financial Statements..................41

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

    (b)  Reports on Form 8-K during the fourth quarter:

         None

    (c)  Exhibits

         The following documents are exhibits to this Form 10-K:

Exhibit
  No.                          Description of Document

  3.1  (1)    Articles of Incorporation of the Company, as amended.

  3.2  (1)    Bylaws of the Company, as amended.

  3.3  (10)   Amendment to the Articles of Incorporation (numbered originally as 10.73)

+10.6  (4)    The Company's 1987 Stock Option Plan, as amended.

+10.7  (4)    Form of Incentive Stock Option and related exercise documents.

+10.8  (1)    The Company's 1985 Incentive Stock Option Plan, as amended.

+10.9  (1)    Form of Incentive Stock Option and related exercise documents.

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

No.                                Description of Document

+10.49 (7)    Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan.
              Exhibit

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

 10.69 (6)    Loan and Security Agreement with a bank dated December 13, 1994.

 10.70 (6)    Schedule to Loan and Security Agreement dated December 13, 1994.

 10.71 (11)   Offshore Subscription Agreement between the Company and Dassesta
              International S.A. (Numbered originally as Exhibit 2.1).

 10.72 (11)   Form of Offer Letter to Holders of 10% Secured Promissory Notes
              (Numbered originally as Exhibit 2.2).

 10.73 Offshore Note Purchase Agreement between the Company and Dassesta International, S.A. dated August 13, 1996.

 10.74        Convertible Advance Promissory Note  with Dassesta
              International S.A.

        21    Subsidiary of the Company (Biomagnetic Technologies GmbH).

        23    Consent of Independent Accountants.

        24    Power of Attorney.

        27    Financial Data Schedule.

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

(10)These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in Fiscal 1995 Form 10-K

(11)These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in form 8-K, filed April 14, 1995.

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


BIOMAGNETIC TECHNOLOGIES, INC.



By  /S/JAMES V. SCHUMACHER                            JANUARY 21, 1997
    ----------------------                            ----------------
    James V. Schumacher                                      Date
    Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /S/  JAMES V. SCHUMACHER                          JANUARY 21, 1997
    -----------------------------                     ----------------
    James V. Schumacher, Chairman,                           Date
     Chief Executive Officer and Director



By  /S/ HERMAN BERGMAN                                JANUARY 21, 1997
    -----------------------------                     ----------------
    Herman Bergman,                                          Date
     Vice President Finance, Chief
     Financial Officer, Corporate Secretary


By       *                                            JANUARY 21, 1997
    -----------------------------                     ----------------
    R. Scott Asen, Director                                  Date



By       *                                            JANUARY 21, 1997
    -----------------------------                     ----------------
    Jerry C. Benjamin, Director                              Date


By       *                                            JANUARY 21, 1997
    -----------------------------                     ----------------
    William C. Black, Jr., Director                          Date


By       *                                            JANUARY 21, 1997
    -----------------------------                     ----------------
    Martin P. Egli, Director                                 Date



By       *                                            JANUARY 21, 1997
    -----------------------------                     ----------------
    Gerald D. Knudson, Director                              Date


By       *
                                                      JANUARY 21, 1997
    -----------------------------                     ----------------
    Enrique Maso, Director                                   Date


*By
    -----------------------------
    James V. Schumacher
    (Attorney-in-Fact)

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Biomagnetic Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) on page 30 present fairly, in all material respects, the financial position of Biomagnetic Technologies, Inc. and its subsidiary at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICE WATERHOUSE LLP

San Diego, California
January 10, 1997

                                BIOMAGNETIC TECHNOLOGIES, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------
    ASSETS
    Cash and cash equivalents                           $1,752,092    $2,313,928
    Short-term investments                                 744,138     7,894,280
    Restricted cash and short-term investments           6,084,555     2,621,422
    Accounts receivable (less allowance for doubtful
    accounts: 1996, $10,420; 1995, $20,115)                 16,731       774,619
    Inventories                                          5,627,515     2,476,794
    Prepaid expenses and other current assets              337,792       456,106
                                                       -----------   -----------
    Total current assets                                14,562,823    16,537,149

    Property and equipment -- at cost                    9,477,775     9,818,678
    Less accumulated depreciation and amortization      (8,569,811)   (7,894,133)
                                                       -----------   -----------
    Net property and equipment                             907,964     1,924,545
    Restricted cash                                        500,000     1,100,000
    Other assets                                           278,814       562,556
                                                       -----------   -----------
    TOTAL ASSETS                                       $16,249,601   $20,124,250
                                                       ===========   ===========
    LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
    Accounts payable                                    $2,632,917      $786,553
    Accrued liabilities                                  1,896,245     1,009,430
    Accrued salaries and employee benefits                 860,155       610,573
    Customer deposits                                    9,204,326     3,856,187
    Note payable-related party                           3,000,000
                                                       -----------   -----------
    Total current liabilities                           17,593,643     6,262,743
    Other liabilities                                       48,070       493,413
                                                       -----------   -----------
    Total liabilities                                   17,641,713     6,756,156

    COMMITMENTS AND CONTINGENCIES (Notes 2, 7 and 9)

    SHAREHOLDERS' (DEFICIT) EQUITY
    Common stock -- no par value, 60,000,000 shares
    authorized; 39,974,222 and 39,921,174 shares
    issued and outstanding                              78,467,197     78,415,590
    Accumulated deficit                                (79,863,309)   (65,047,496)
                                                       -----------   -----------
    Total shareholders' (deficit) equity                (1,396,112)    13,368,094
                                                       -----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS'
     (DEFICIT) EQUITY                                 $ 16,245,601   $ 20,124,250
                                                      ============   ============

                    See Notes to Consolidated Financial Statements.

                             BIOMAGNETIC TECHNOLOGIES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended September 30,
                                      ------------------------------------------
                                           1996          1995           1994
                                      ------------    ------------  ------------
Product sales                           $  167,684     $8,771,502     $2,956,125
Service revenue                            564,921        209,756        162,851
Interest income                            524,895        528,987        175,742
Other income (expense)                     164,623       (314,234)        49,414
                                      ------------    ------------  ------------
Total revenues                           1,422,123      9,196,011      3,344,132

Production  costs                        2,565,454      4,454,992      2,513,590
Service costs                              111,173         68,854         58,117
Research and development                 7,767,199      5,507,054      6,735,130
Marketing and sales                      2,798,248      2,369,974      1,629,823
General and administrative               2,957,571      2,299,974      2,329,124
Interest expense                            38,291        573,261        391,460
                                      ------------    ------------  ------------
Total expenses                          16,237,936     15,274,109     13,657,244
                                      ------------    ------------  ------------
Loss before extraordinary loss         (14,815,813)    (6,078,098)   (10,313,112)
                                      ============    ===========   ============
Extraordinary loss from extinguishment
     of short-term debt                                  (594,715)
                                      ------------    ------------  ------------
NET LOSS                              $(14,815,813)   $(6,672,813)  $(10,313,112)
                                      ============    ===========   ============

NET LOSS PER SHARE
     Loss before extraordinary loss          $(.37)         $(.25)        $(1.03)
     Extraordinary loss                                      (.02)
                                      ------------    ------------  ------------
     Net loss                                $(.37)         $(.27)        $(1.03)
                                      ============    ===========   ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING          39,950,047     24,782,800      9,977,192
                                      ============    ===========   ============


                    See Notes to Consolidated Financial Statements.

                              BIOMAGNETIC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                              Common Stock
                                                      ---------------------------     Accumulated
                                                         Shares           Amount        Deficit             Total
                                                      ------------    -------------   -------------     ------------
BALANCE, SEPTEMBER 30, 1993                              9,924,356      $60,031,699   $(48,061,571)     $ 11,970,128
Exercise of stock options                                   15,573           20,687                           20,687
Stock issued to Employee Stock Purchase
 Plan participants                                          87,768          205,158                          205,158
Issuance of options to purchase equity securities                           400,000                          400,000
Net loss                                                                               (10,313,112)      (10,313,112)
                                                      ------------    -------------   -------------     ------------

BALANCE, SEPTEMBER 30, 1994                             10,027,697       60,657,544    (58,374,683)        2,282,861
Exercise of stock options                                   33,000           18,480                           18,480
Sale of common stock, net of issuance costs             25,000,000       14,790,880                       14,790,880
Common stock issued upon debt extinguishment             4,860,477        2,948,686                        2,948,686
Net loss                                                                                (6,672,813)       (6,672,813)

                                                       ------------      -----------   ------------      ------------
BALANCE, SEPTEMBER 30, 1995                             39,921,174       78,415,590    (65,047,496)       13,368,094
Exercise of stock options                                   26,765           17,965                             17,965
Stock issued to Employee Stock Purchase
  Plan participants                                         26,283           33,642                             33,642
Net loss                                                                               (14,815,813)      (14,815,813)
                                                      ------------    -------------   -------------     ------------
BALANCE, SEPTEMBER 30, 1996                             39,974,222      $78,467,197   $(79,863,309)     $ (1,396,112)
                                                      ============    =============   =============

                                See Notes to Consolidated Financial Statements.

                                 BIOMAGNETIC TECHNOLOGIES , INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended September 30,
                                                              -----------------------------------------------
                                                                   1996              1995            1994
                                                              -------------     ------------     ------------
OPERATING ACTIVITIES
Net loss                                                       $(14,815,813)     $ (6,672,813)    $(10,313,112)
Adjustments to reconcile net loss to net
   cash used by operating activities:
         Loss on write-off of assets                                345,677
         Extraordinary loss                                                           594,715
         Depreciation and amortization                            1,248,141         1,275,891        1,944,423
         Amortization of debt issue costs                                             265,000          135,000
         Changes in operating assets and liabilities:
               Restricted cash                                   (5,484,555)       (1,104,583)      (1,516,839)
               Accounts receivable                                  757,888          (651,757)         362,261
               Inventories                                       (3,150,721)         (279,117)       1,694,965
               Prepaid expenses and other current assets            118,314           (36,668)        (208,699)
               Other assets                                         283,742           (51,215)         (31,607)
               Accounts payable                                   2,435,363          (303,897)         620,216
               Accrued salaries and employee benefits               249,582            82,262           60,496
               Accrued liabilities                                 (311,674)          146,031          226,771
               Customer deposits                                  5,352,139         2,299,951        1,556,236
               Other liabilities                                    164,147            33,960         (190,571)
                                                              -------------      ------------     ------------
Net cash used for operating activities                          (12,807,770)       (4,402,240)      (5,660,460)
INVESTING ACTIVITIES
Change in short-term investments, net                             9,771,564        (7,894,280)       3,925,251
Payments for property and equipment                                (577,237)         (452,732)        (941,691)
                                                               -------------     ------------     ------------
Net cash provided by (used for) investing activities               9,194,327       (8,347,012)       2,983,560
FINANCING ACTIVITIES
Proceeds from issuance  of common stock, net of issuance costs        51,607       14,809,360          225,845
Proceeds from notes payable                                        3,000,000        2,318,182        2,710,000
Principal repayments on notes payable                                              (2,818,182)         (45,734)
Net cash provided by financing activities                          3,051,607       14,309,360        2,890,111
                                                               -------------     ------------     ------------
NET (DECREASE) INCREASE  IN CASH
   AND CASH EQUIVALENTS                                             (561,836)       1,560,108          213,211

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                            2,313,928          753,820          540,609
                                                               -------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,752,092     $  2,313,928     $    753,820
                                                               =============     ============     ============


                    See Notes to Consolidated Financial Statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Biomagnetic Technologies, Inc. (the "Company"), founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems, for sale currently to medical research centers located in the United States, Europe and Asia. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of a broad range of disorders.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Biomagnetic Technologies GmbH, a wholly owned foreign subsidiary located in Germany. The subsidiary was formed in 1978 primarily to market the Company's products. All material intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable and financial instruments used in hedging activities. The Company places its cash equivalents and short-term investments with high quality financial institutions, and such instruments are invested primarily in high grade short-term investments. Concentrations of credit risk with respect to trade accounts receivable are limited due to the geographically diverse customers that comprise the Company's customer base, thus spreading the trade credit risk. The counterparties to the agreements relating to the Company's foreign exchange instruments consist of a high credit quality financial institution. While the notional amounts of financial instruments are often used to express the volume of these transactions, the potential accounting loss on these transactions, if any, is limited to the fluctuation in the applicable foreign currency exchange rate.

FOREIGN CURRENCY REMEASUREMENT

The functional currency of the Company's foreign subsidiary is the U.S. dollar. The monetary assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date while nonmonetary items are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except cost of sales and depreciation, which are translated at historical rates. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated operations. For the years ended September 30, 1996, 1995 and 1994 such gains (losses) totaled approximately $136,000, $(96,400) and $4,600, respectively.

OFF-BALANCE SHEET RISK

The Company has a $5,000,000 letter of credit and foreign exchange credit facility with a bank which is secured by restricted cash and short-term investments. The Company utilizes standby letters of credit to secure European bank guarantees issued to European customers for advance deposits on sales. At September 30, 1996 and 1995 there were outstanding letters of credit amounting to approximately $3,128,000 and $2,621,000, respectively. These amounts are secured by an equal amount included in restricted cash and short-term investments.

The Company periodically enters into forward exchange contracts to hedge foreign currency exposure associated with certain identifiable foreign currency commitments entered into in the ordinary course of business. Gains and losses incurred on forward contracts associated with sales orders are deferred and included in the basis of the underlying sales transaction. Gains and losses are recognized when the offsetting gains and losses are recognized in the related hedged items. At September 30, 1996 and 1995, the Company had forward exchange contracts to purchase approximately $5,995,000 and $5,289,000 respectively, with Deutsche marks and French francs at varying maturities generally within one year and had incurred $100,136 in unrealized gains and $197,000 in unrealized losses which had been deferred at September 30, 1996 and 1995, respectively.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

INVESTMENT SECURITIES

Management determines the appropriate classification of its debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its debt securities as "available-for-sale" at September 30, 1996 and "held-to maturity" at September 30, 1995 and has recorded them at fair value and amortized cost, respectively. At September 30, 1996 and 1995, the Company had classified $3,872,271 and $10,515,702 in debt securities as available-for-sale and held-to-maturity, respectively. Gross unrealized gains and losses on the Company's available-for-sale securities were not significant.

INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets on an exception basis when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

REVENUE RECOGNITION

Revenue from product sales is generally recognized at the time of customer acceptance. Standard terms of sale include a one year service period following the sale. The Company defers and recognizes service revenues over the related service period.

INCOME TAXES

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax basis of assets and liabilities. Deferred income tax expense is the change during the year in the deferred income tax asset or liability (Note 5). Valuation allowances are established when necessary, to reduce deferred tax assets to the amount more likely than not to be realized.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the related lease term.

FAIR VALUE OF FINANCIAL INSTRUMENTS

It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values.

STOCK-BASED COMPENSATION ACCOUNTING

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." The Company has not elected early adoption of FAS 123. Upon adoption of FAS 123, the Company will continue to measure compensation expenses for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide pro forma disclosures as if the fair value based method prescribed by FAS 123 had been utilized. The disclosures under this standard will be required beginning in 1997.

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to current year presentation.

Note 2.  OPERATIONS AND CAPITAL RESOURCES

The Company incurred net losses of $14,816,000, $6,673,000, and $10,313,000 for the years ended September 30, 1996, 1995, and 1994, respectively. In addition, at September 30, 1996 the Company has an accumulated deficit of $79,863,000 and its current liabilities exceed its current assets, resulting in a working capital deficiency. Management anticipates that capital and working capital expenditures in fiscal 1997 will substantially exceed cash generated from operations.

Management is currently concentrating on completing installation of and obtaining final customer acceptances for its Magnes 2500 WH systems; however, there is no assurance that this will be achieved. In the event that such final acceptances are not obtained, the Company will experience further negative effects on usable cash resources of the Company. Management is also continuing to seek additional sources of debt or equity financing. The Company anticipates that existing capital resources, the reduction in the scope of its operations, and the additional debt or equity financing, will be sufficient to provide operating capital required to meet its obligations in the normal course of business through fiscal 1997; however, there can be no assurances that the Company will be able to obtain the additional debt or equity financing that is required. If such additional debt or equity financing is not obtained, the Company will be required to further reduce the scope of its operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment which includes developing, manufacturing and selling magnetic source imaging products. The following represents information about operations in different geographic areas. Information under the caption "U.S." represents domestic operations and information under the caption "Europe" represents the activities of the Company's foreign subsidiary. Revenues under the captions "Asia" represent export sales from the Company's domestic operations.

Sales to Sumitomo Metal Industries, Ltd., the Company's exclusive distributor for certain portions of the Asian market, represented approximately 8%, 19%, and 28% of total Company sales for fiscal years 1996, 1995 and 1994,
respectively.     Years Ended September 30,     1996 1995 1994

Revenues
    U.S.                   $    198,351    $    318,630     $    53,129
    Europe                      449,895       7,062,483       2,137,144
    Asia                         84,359       1,600,145         928,703
    Interest                    524,895         528,987         175,742
    Other income (expense)      164,623        (314,234)         49,414
                           ------------    ------------     ------------
                           $  1,422,123    $  9,196,011     $ 3,344,132
                           ============    ============     ============
Net loss
    U.S.                   $(13,143,993)   $ (6,439,051)    $ (9,938,530)
    Europe                   (1,671,820)       (233,762)        (374,582)
                           ------------    ------------     ------------
                           $(14,815,813)   $ (6,672,813)    $(10,313,112)
                           ============    ============     ============
Identifiable assets

    U.S.                    $11,628,478     $17,041,388      $ 6,823,137
    Europe                    4,621,123       3,082,862        2,596,231
                           ------------    ------------     ------------
                            $16,249,601     $20,124,250      $ 9,419,368
                           ============    ============     ============

NOTE 4.       FINANCIAL STATEMENT INFORMATION

The composition of certain financial statement captions are summarized below.


Inventories:

                                         1996          1995
                                     ----------     ----------
Finished goods                       $1,725,052       $620,990
Work-in-process                       3,356,106      1,620,147
Raw materials                           546,357        235,657
                                     ----------     ----------
                                     $5,627,515     $2,476,794
                                     ==========     ==========

Inventories include an allowance for obsolescence of approximately $1,650,659 and $1,016,000 at September 30, 1996 and 1995, respectively. At September 30, 1996, $3,330,816 of the total inventory balance was related to Magnes 2500 WH systems located at customer sites pending final customer system acceptance. The Company has not recognized revenue on these systems.

Property and equipment:
                                         1996          1995
                                     ----------     ----------
Machinery and equipment              $8,880,428     $6,578,793
Office furniture and equipment          253,328      2,880,774
Leasehold improvements                  341,801        340,313
Construction-in-process                   2,218         18,798
                                     ----------     ----------
                                     $9,477,775     $9,818,678
                                     ==========     ==========
Accrued liabilities:
                                          1996         1995
                                     ----------     ----------
Deferred revenue                     $   84,257     $  401,269
Customer obligations                    112,216        319,336
Accrued employment agreement costs      600,000
Other                                 1,099,772        288,825
                                     ----------     ----------
                                     $1,896,245     $1,009,430
                                     ==========     ==========

Supplemental Disclosure of Cash Flow Information:

In fiscal 1995, the Company issued 4,882,477 shares of common stock and options to purchase common stock in a non-cash transaction to certain holders of short-term debt in exchange for extinguishment of the obligations under the debt instruments (Note 6).

During the years ended September 30, 1996, 1995 and 1994, the Company paid interest of $38,166, $94,430 and $251,270 respectively.

NOTE 5.  INCOME TAXES

The Company has not recorded provisions for income taxes in fiscal 1996, 1995 and 1994 due to net operating losses for reporting purposes.

The components of deferred tax assets at September 30, 1996 and 1995 are as follows:

                                                       1996            1995
                                                   ------------    -----------
    Net operating loss carryforwards               $  9,321,000    $ 4,302,000
    Research and development credits                    672,000        528,000
    Capitalized research and development costs        1,491,000        896,000
    Allowances                                        1,055,000        524,000
    Other                                               554,000        525,000
                                                   ------------    -----------
                                                     13,093,000      6,775,000
    Valuation allowance                             (13,093,000)    (6,775,000)
                                                   ------------    -----------
    Deferred tax assets                           $     --        $     --
                                                   ------------    -----------

A full valuation allowance for deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The Company has approximately $24,273,000 and $13,609,000 of Federal and State net operating loss carryforwards which will begin to expire in 1997 if not utilized. As a result of an ownership change (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995, the Company's tax loss carryforwards were limited to a total $11,964,213 of which approximately $556,000 can be utilized per year. As a result of this limitation , net operating loss carryforwards were reduced by $12,171,749 and research and development credits were reduced by $1,663,903 in fiscal 1995.

NOTE 6.  DEBT

In August 1996, the Company entered into a loan agreement with Dassesta International S.A. ("Dassesta") for $3,000,000 that bears interest at 9% per annum and matures in February 1997. The note plus accrued interest is convertible into common shares at the option of the Company at $.40 per share at any time and under certain conditions at the option of Dassesta. As of September 30, 1996 the Company had borrowed the entire $3,000,000 ( Note 10).

In March and April 1995, the Company executed agreements with the holders of $2,210,000 of short-term notes (including $850,000 to related parties) providing for the extinguishment of the note principal plus accrued interest in exchange for the issuance of common stock in connection with the completion of the sale of common stock to Dassesta (Note 8). The conversion agreements provided for i) a 10% increase in the principal balance of the notes for purposes of conversion to common stock, ii) issuance of common stock at a price per share utilized in the Dassesta financing less 10% and
iii) a 10% increase in the number of shares of common stock subject to purchase under previously issued option agreements.

In April 1995, the Company issued 4,882,477 shares of common stock in accordance with the conversion agreements. In fiscal 1995, the Company recorded an extraordinary loss of $594,715, representing the excess of the fair value of common stock and options issued in connection with the conversion over the net carrying value of the notes at conversion.

NOTE 7.  LEASE OBLIGATIONS

The Company leases its office and production facilities and certain equipment under noncancelable operating leases. In March 1993, the Company renegotiated certain portions of the facility lease, extended the term through February 1998 and received an allowance for leasehold improvements. Under the previous facility lease, the Company recorded a deferred credit to reflect the excess of rent expense incurred over cash payments due to certain rent free periods. The amount of the deferred rent credit at March 1993, totaling approximately $306,000, is being amortized over the remaining lease term as a reduction of future rent expense. The new facility lease agreement contains two renewal options of five years each.

Future minimum cash payments under operating leases are as follows:

    Years Ending September 30,
            1997                       $552,469
            1998                        228,565
                                       --------
                                       $781,034
                                       ========
Total rent expense under noncancelable operating leases was $607,192, $579,706 and $535,508 for the years ended September 30, 1996, 1995 and 1994, respectively.

NOTE 8.  SHAREHOLDERS' EQUITY

COMMON STOCK

In March 1995, the Company completed the private sale of 25 million shares of common stock to Dassesta resulting in net proceeds of $14,790,880 after deducting $209,120 of issuance costs. Dassesta provided a $1,500,000 short-term loan prior to the completion of the stock sale, which was repaid at the closing of the transaction.

In April 1995, the Company issued 4,882,477 shares of common stock and certain options to purchase common stock in connection with the extinguishment of $2,210,000 of short-term debt (Note 6). The Company issued five-year options to purchase 486,200 shares of common stock of the Company at $0.60 per share that replace options previously issued in connection with the issuance of short-term debt in fiscal 1994. At September 30, 1996, options to purchase 464,200 shares of common stock remain outstanding and exercisable.

STOCK OPTION PLANS

The Company has various incentive and non-qualified stock option plans which provide that options to purchase up to 5,000,000 shares of common stock may be granted to key employees and others at an option price of at least fair market value at the date of grant which vest over a maximum period of four years from date of grant. The exercise period for each option is not to exceed 10 years from the date of grant. At September 30, 1996 options to purchase 1,146,248 shares of the Company's common stock are exercisable and 509,130 shares are available for future grants under the plans.

The following table summarizes common stock option plan activity:

                                                    Years Ended September 30,
                                       --------------------------------------------
                                           1996           1995            1994
                                       ------------   ------------    -------------

Outstanding at beginning of period        1,854,966      1,389,097        1,452,763
Granted                                   2,480,400      1,606,238           20,500
Canceled                                    (75,134)    (1,140,369)         (68,593)
Exercised                                    (4,765)       ----             (15,573)
Outstanding at end of period              4,255,467      1,854,966        1,389,097
                                       ------------   ------------    -------------

Price range of options exercised        $1.00-$1.50       ------       $1.20- $1.50

Price range of outstanding options      $1.00-$1.50    $1.00-$6.75     $1.20-$11.50

                                             49

EMPLOYEE STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. For the purchase period ended March 31, 1994 the Company issued 87,768 shares of common stock to employees at an average price of $2.34 per share. For purchase period ended March 31, 1996 the Company issued 26,283 shares of common stock to employees at an average price of $1.28 per share. A total of 212,232 shares of common stock have been authorized for future purchases under the Employee Stock Purchase Plan.

NOTE 9.  EMPLOYMENT AGREEMENT

In June 1993, the Board of Directors and the Chief Executive Officer and then President agreed to certain terms of employment. The agreement includes a potential future payment to the Chief Executive Officer of up to $600,000 in June 1997 based upon the price of the Company's common stock at that date and the realized and unrealized gains on stock options granted to him. The Company accrued compensation of approximately $256,500, $150,000 and $163,000 during fiscal 1996, 1995 and 1994, respectively, which represents the estimated value of compensation earned based upon the price of the Company's common stock during the fiscal year. As of September 30, 1996 and 1995, $600,000 and $343,750 in accrued compensation was included in accrued liabilities and other liabilities, respectively. In addition, the employment agreement provides for the continuation of base salary payments for two years under certain circumstances. Pursuant to terms of the employment agreement, the Company secured these potential future payments by placing $1,100,000 in a trust established on behalf of the Chief Executive Officer which is reported as restricted cash in the financial statements. The $600,000 of potential future payout to the Chief Executive Officer in June 1997 is included in the restricted cash and short-term investments balance as of September 30, 1996.

NOTE 10. SUBSEQUENT EVENT

On December 31, 1996, the Company exercised its option to convert the $3,000,000 related party note payable plus accrued interest into 7,717,602 shares of common stock.

BIOMAGNETIC TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

SCHEDULE II

                                 Balance at        Charged to                        Balance at
                                 Beginning         Costs and                           End of
DESCRIPTION                      OF PERIOD          EXPENSES        DEDUCTIONS         PERIOD
                              -------------       -----------      -----------       -----------

Allowance for doubtful
  accounts on accounts
  receivable:

Fiscal Year 1996                  $20,115             ---            $9,695(A)        $10,420

Fiscal Year 1995                  $11,886           $9,695           $1,466(A)        $20,115

Fiscal Year 1994                  $17,216             ---           $ 5,330(A)        $11,886


(A)   Uncollectible accounts charged against allowance


_______________

Allowance for obsolete
  and slow moving
  inventory:

Fiscal Year 1996                  $1,015,692      $918,522         $283,555(B)     $1,650,659

Fiscal Year 1995                    $656,149      $499,281         $139,738(B)     $1,015,692

Fiscal Year 1994                    $592,149      $134,882          $70,882(B)       $656,149

(B)   Sale or disposal of items under allowance