Form 10-K/A
period 1996-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1997-01-29
CIK 729330

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K/A

                                  AMENDMENT NUMBER 1


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

                                     FORM 10-K/A

                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                        INDEX



                                                                  PAGE

PART I

Item  1.   Business                                                 1


PART II

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

                                             YEARS ENDED SEPTEMBER 30,
                                --------------------------------------------------
STATEMENT OF OPERATIONS DATA:     1996      1995       1994       1993      1992
                                -------    -------   -------    -------   --------
Total revenues                  $ 1,422    $9,196    $ 3,344    $ 4,327   $10,048
Net loss                        (14,816)   (6,673)   (10,313)   (10,989)   (8,700)
Net loss per share (1)            (0.37)    (0.27)     (1.03)     (1.11)    (0.98)
Shares used in computing
per share amounts (1)            39,950    24,783      9,977      9,912     8,907


                                                   SEPTEMBER 30,
                                --------------------------------------------------
BALANCE SHEET DATA:               1996      1995       1994       1993      1992
                                -------    -------   -------    -------   --------
Working capital                 $(3,035)   $10,274   $(2,114)   $ 7,115    $17,562
Total assets                     16,250     20,124     9,419     14,434     26,429
Long term obligations                48        493       459        650        548
Shareholders' (deficit) equity   (1,396)    13,368     2,283     11,970     22,787

(1) See Note 1 of Notes to Consolidated Financial Statements describing shares used in calculating net loss per share.


                                             YEARS ENDED SEPTEMBER 30,
                                --------------------------------------------------
BACKLOG DATA: (2)                 1996      1995       1994       1993      1992
                                -------    -------   -------    -------   --------
                                $16,254     $9,300    $6,444     $3,138     $3,773

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

Revenue from product sales and service decreased 92% in fiscal 1996 to $733,000 from $8,981,000 in fiscal 1995. Revenue in fiscal 1996 consisted of service and components revenue and no Magnes system sales, as compared to fiscal 1995, in which revenue consisted of both service and component revenue and four Magnes II systems sales. Sales to SMI represented approximately 6% and 19% of total sales for fiscal years 1996 and 1995, respectively.

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

At September 30, 1996, the Company's current liabilities exceeded current assets, resulting in a working capital deficiency of $3,035,000. At September 30, 1995, the Company had working capital of $10,274,000. The decrease in working capital is primarily due to the fiscal 1996 net loss incurred by the Company as a result of efforts to complete the development of the Magnes 2500 WH system. Restricted cash increased from $2,621,000 to $6,085,000 as a result of the increase in customer deposits received by the Company which are legally restricted as to withdrawal. Cash, cash equivalents and short-term investments, exclusive of any restricted cash, declined by $7,712,000 to $2,496,000 at September 30, 1996. The Company's operations were funded by existing cash and short-term investment resources and the Dassesta working capital loan discussed above.

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



By  /S/JAMES V. SCHUMACHER                            JANUARY 29, 1997
    ----------------------                            ----------------
    James V. Schumacher                                      Date
    Chairman, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /S/  JAMES V. SCHUMACHER                          JANUARY 29, 1997
    -----------------------------                     ----------------
    James V. Schumacher, Chairman,                           Date
     Chief Executive Officer and Director



By  /S/ HERMAN BERGMAN                                JANUARY 29, 1997
    -----------------------------                     ----------------
    Herman Bergman,                                          Date
     Vice President Finance, Chief
     Financial Officer, Corporate Secretary


By       *                                            JANUARY 29, 1997
    -----------------------------                     ----------------
    R. Scott Asen, Director                                  Date



By       *                                            JANUARY 29, 1997
    -----------------------------                     ----------------
    Jerry C. Benjamin, Director                              Date


By       *                                            JANUARY 29, 1997
    -----------------------------                     ----------------
    William C. Black, Jr., Director                          Date


By       *                                            JANUARY 29, 1997
    -----------------------------                     ----------------
    Martin P. Egli, Director                                 Date



By       *                                            JANUARY 29, 1997
    -----------------------------                     ----------------
    Gerald D. Knudson, Director                              Date


By       *
                                                      JANUARY 29, 1997
    -----------------------------                     ----------------
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

/s/ PRICE WATERHOUSE LLP

San Diego, California
January 10, 1997

                                BIOMAGNETIC TECHNOLOGIES, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                              September 30,
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------
    ASSETS
    Cash and cash equivalents                           $1,752,092    $2,313,928
    Short-term investments                                 744,138     7,894,280
    Restricted cash and short-term investments           6,084,555     2,621,422
    Accounts receivable (less allowance for doubtful
    accounts: 1996, $10,420; 1995, $20,115)                 16,731       774,619
    Inventories                                          5,627,515     2,476,794
    Prepaid expenses and other current assets              337,792       456,106
                                                       -----------   -----------
    Total current assets                                14,562,823    16,537,149
                                                       -----------   -----------

    Property and equipment -- at cost                    9,477,775     9,818,678
    Less accumulated depreciation and amortization      (8,569,811)   (7,894,133)
                                                       -----------   -----------
    Net property and equipment                             907,964     1,924,545
    Restricted cash                                        500,000     1,100,000
    Other assets                                           278,814       562,556
                                                       -----------   -----------
    TOTAL ASSETS                                       $16,249,601   $20,124,250
                                                       ===========   ===========
    LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
    Accounts payable                                    $2,632,917      $786,553
    Accrued liabilities                                  1,896,245     1,009,430
    Accrued salaries and employee benefits                 860,155       610,573
    Customer deposits                                    9,208,326     3,856,187
    Note payable-related party                           3,000,000
                                                       -----------   -----------
    Total current liabilities                           17,597,643     6,262,743
    Other liabilities                                       48,070       493,413
                                                       -----------   -----------
    Total liabilities                                   17,645,713     6,756,156
                                                       -----------   -----------

    COMMITMENTS AND CONTINGENCIES (Notes 2, 7 and 9)

    SHAREHOLDERS' (DEFICIT) EQUITY
    Common stock -- no par value, 60,000,000 shares
    authorized; 39,974,222 and 39,921,174 shares
    issued and outstanding                              78,467,197     78,415,590
    Accumulated deficit                                (79,863,309)   (65,047,496)
                                                       -----------   -----------
    Total shareholders' (deficit) equity                (1,396,112)    13,368,094
                                                       -----------   -----------

   TOTAL LIABILITIES AND SHAREHOLDERS'
     (DEFICIT) EQUITY                                 $ 16,249,601   $ 20,124,250
                                                      ============   ============

                    See Notes to Consolidated Financial Statements.

                             BIOMAGNETIC TECHNOLOGIES, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Years Ended September 30,
                                      ------------------------------------------
                                           1996          1995           1994
                                      ------------    ------------  ------------
Product sales                           $  167,684     $8,771,502     $2,956,125
Service revenue                            564,921        209,756        162,851
Interest income                            524,895        528,987        175,742
Other income (expense)                     164,623       (314,234)        49,414
                                      ------------    ------------  ------------
Total revenues                           1,422,123      9,196,011      3,344,132
                                      ------------    ------------  ------------

Production  costs                        2,565,454      4,454,992      2,513,590
Service costs                              111,173         68,854         58,117
Research and development                 7,767,199      5,507,054      6,735,130
Marketing and sales                      2,798,248      2,369,974      1,629,823
General and administrative               2,957,571      2,299,974      2,329,124
Interest expense                            38,291        573,261        391,460
                                      ------------    ------------  ------------
Total expenses                          16,237,936     15,274,109     13,657,244
                                      ------------    ------------  ------------
Loss before extraordinary loss         (14,815,813)    (6,078,098)   (10,313,112)

Extraordinary loss from extinguishment
     of short-term debt                                  (594,715)
                                      ------------    ------------  ------------
NET LOSS                              $(14,815,813)   $(6,672,813)  $(10,313,112)
                                      ============    ===========   ============

NET LOSS PER SHARE
     Loss before extraordinary loss          $(.37)         $(.25)        $(1.03)
     Extraordinary loss                                      (.02)
                                      ------------    ------------  ------------
     Net loss                                $(.37)         $(.27)        $(1.03)
                                      ============    ===========   ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING          39,950,047     24,782,800      9,977,192
                                      ============    ===========   ============


                    See Notes to Consolidated Financial Statements.

                              BIOMAGNETIC TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                              Common Stock
                                                      ---------------------------     Accumulated
                                                         Shares           Amount        Deficit             Total
                                                      ------------    -------------   -------------     ------------
BALANCE, SEPTEMBER 30, 1993                              9,924,356      $60,031,699   $(48,061,571)     $ 11,970,128
Exercise of stock options                                   15,573           20,687                           20,687
Stock issued to Employee Stock Purchase
 Plan participants                                          87,768          205,158                          205,158
Issuance of options to purchase equity securities                           400,000                          400,000
Net loss                                                                               (10,313,112)      (10,313,112)
                                                      ------------    -------------   -------------     ------------
BALANCE, SEPTEMBER 30, 1994                             10,027,697       60,657,544    (58,374,683)        2,282,861
Exercise of stock options                                   33,000           18,480                           18,480
Sale of common stock, net of issuance costs             25,000,000       14,790,880                       14,790,880
Common stock issued upon debt extinguishment             4,860,477        2,948,686                        2,948,686
Net loss                                                                                (6,672,813)       (6,672,813)
                                                       ------------      -----------   ------------      ------------
BALANCE, SEPTEMBER 30, 1995                             39,921,174       78,415,590    (65,047,496)       13,368,094
Exercise of stock options                                   26,765           17,965                           17,965
Stock issued to Employee Stock Purchase
  Plan participants                                         26,283           33,642                           33,642
Net loss                                                                               (14,815,813)      (14,815,813)
                                                      ------------    -------------   -------------     ------------
BALANCE, SEPTEMBER 30, 1996                             39,974,222      $78,467,197   $(79,863,309)     $ (1,396,112)
                                                      ============    =============   =============     ============

                                See Notes to Consolidated Financial Statements.

                                 BIOMAGNETIC TECHNOLOGIES , INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Years ended September 30,
                                                              -----------------------------------------------
                                                                   1996              1995            1994
                                                              -------------     ------------     ------------
OPERATING ACTIVITIES
Net loss                                                       $(14,815,813)     $ (6,672,813)    $(10,313,112)
Adjustments to reconcile net loss to net
   cash used by operating activities:
         Loss on write-off of assets                                345,677
         Extraordinary loss                                                           594,715
         Depreciation and amortization                            1,248,141         1,275,891        1,944,423
         Amortization of debt issue costs                                             265,000          135,000
         Changes in operating assets and liabilities:
               Restricted cash                                   (5,484,555)       (1,104,583)      (1,516,839)
               Accounts receivable                                  757,888          (651,757)         362,261
               Inventories                                       (3,150,721)         (279,117)       1,694,965
               Prepaid expenses and other current assets            118,314           (36,668)        (208,699)
               Other assets                                         283,742           (51,215)         (31,607)
               Accounts payable                                   2,435,363          (303,897)         620,216
               Accrued salaries and employee benefits               249,582            82,262           60,496
               Accrued liabilities                                 (311,674)          146,031          226,771
               Customer deposits                                  5,352,139         2,299,951        1,556,236
               Other liabilities                                    164,147            33,960         (190,571)
                                                              -------------      ------------     ------------
Net cash used for operating activities                          (12,807,770)       (4,402,240)      (5,660,460)
                                                              -------------      ------------     ------------
INVESTING ACTIVITIES
Change in short-term investments, net                             9,771,564        (7,894,280)       3,925,251
Payments for property and equipment                                (577,237)         (452,732)        (941,691)
                                                               -------------     ------------     ------------
Net cash provided by (used for) investing activities              9,194,327        (8,347,012)       2,983,560
                                                              -------------      ------------     ------------
FINANCING ACTIVITIES
Proceeds from issuance  of common stock, net of issuance costs        51,607       14,809,360          225,845
Proceeds from notes payable                                        3,000,000        2,318,182        2,710,000
Principal repayments on notes payable                                              (2,818,182)         (45,734)
                                                               -------------     ------------     ------------
Net cash provided by financing activities                          3,051,607       14,309,360        2,890,111
                                                               -------------     ------------     ------------
NET (DECREASE) INCREASE  IN CASH
   AND CASH EQUIVALENTS                                             (561,836)       1,560,108          213,211

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                            2,313,928          753,820          540,609
                                                               -------------     ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,752,092     $  2,313,928     $    753,820
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

Sales to Sumitomo Metal Industries, Ltd., the Company's exclusive distributor for certain portions of the Asian market, represented approximately 6%, 19%, and 28% of total Company sales for fiscal years 1996, 1995 and 1994, respectively.

                                     Years Ended September 30,
                           --------------------------------------------
                                1996            1995           1994
                           --------------------------------------------

Revenues
    U.S.                   $    198,351    $    318,630     $    53,129
    Europe                      449,895       7,062,483       2,137,144
    Asia                         84,359       1,600,145         928,703
    Interest                    524,895         528,987         175,742
    Other income (expense)      164,623        (314,234)         49,414
                           ------------    ------------     ------------
                           $  1,422,123    $  9,196,011     $ 3,344,132
                           ============    ============     ============
Net loss
    U.S.                   $(13,143,993)   $ (6,439,051)    $ (9,938,530)
    Europe                   (1,671,820)       (233,762)        (374,582)
                           ------------    ------------     ------------
                           $(14,815,813)   $ (6,672,813)    $(10,313,112)
                           ============    ============     ============
Identifiable assets

    U.S.                    $11,628,478     $17,041,388      $ 6,823,137
    Europe                    4,621,123       3,082,862        2,596,231
                           ------------    ------------     ------------
                            $16,249,601     $20,124,250      $ 9,419,368
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

NOTE 5.  INCOME TAXES

The Company has not recorded provisions for income taxes in fiscal 1996, 1995 and 1994 due to net operating losses for reporting purposes.

The components of deferred tax assets at September 30, 1996 and 1995 are as follows:

                                                       1996            1995
                                                   ------------    -----------
    Net operating loss carryforwards               $  9,321,000    $ 4,302,000
    Research and development credits                    672,000        528,000
    Capitalized research and development costs        1,491,000        896,000
    Allowances                                        1,055,000        524,000
    Other                                               554,000        525,000
                                                   ------------    -----------
                                                     13,093,000      6,775,000
    Valuation allowance                             (13,093,000)    (6,775,000)
                                                   ------------    -----------
    Deferred tax assets                           $     --        $     --
                                                   =============  ============

A full valuation allowance for deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The Company has approximately $24,273,000 and $13,609,000 of Federal and State net operating loss carryforwards which will begin to expire in 1997 if not utilized. As a result of an ownership change (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995, the Company's tax loss carryforwards were limited to a total $11,964,213 of which approximately $556,000 can be utilized per year. As a result of this limitation, net operating loss carryforwards were reduced by $12,171,749 and research and development credits were reduced by $1,663,903 in fiscal 1995.

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

The following table summarizes common stock option plan activity:

                                                    Years Ended September 30,
                                       --------------------------------------------
                                           1996           1995            1994
                                       ------------   ------------    -------------

Outstanding at beginning of period        1,854,966      1,389,097        1,452,763
Granted                                   2,480,400      1,606,238           20,500
Canceled                                    (75,134)    (1,140,369)         (68,593)
Exercised                                    (4,765)       ----             (15,573)
                                       ------------   ------------    -------------
Outstanding at end of period              4,255,467      1,854,966        1,389,097
                                       ============   ============    =============

Price range of options exercised        $1.00-$1.50       ------       $1.20- $1.50

Price range of outstanding options      $1.00-$1.50    $1.00-$6.75     $1.20-$11.50

                                             49

EMPLOYEE STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. For the purchase period ended March 31, 1994 the Company issued 87,768 shares of common stock to employees at an average price of $2.34 per share. For the purchase period ended March 31, 1996 the Company issued 26,283 shares of common stock to employees at an average price of $1.28 per share. A total of 212,232 shares of common stock have been authorized for future purchases under the Employee Stock Purchase Plan.

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