Form 10-Q
period 1996-12-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1997-02-13
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1996
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ----------------------

Commission File Number:               1-10285
                        -------------------------------------------------------

                         BIOMAGNETIC TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     California                                             95-2647755
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

  9727 Pacific Heights Boulevard, San Diego, California             92121-3719
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (zip code)

                                 (619) 453-6300
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code)

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

     As of February 1, 1997 Registrant had only one class of common stock of which there were 47,691,824 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         BIOMAGNETIC TECHNOLOGIES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                                     DECEMBER 31,
                                                        1996      SEPTEMBER 30,
                                                     (UNAUDITED)      1996
                                                     -----------  -------------
ASSETS
Cash and cash equivalents                            $   1,975      $   1,752
Short-term investments                                   2,849            744
Restricted cash and short-term investments               1,542          6,085
Accounts receivable, less allowance for
doubtful accounts of $20 & $10 respectively                 25             17
Inventories                                              6,606          5,627
Prepaid expenses and other current assets                  286            338
                                                     ---------      ---------
     Total current assets                               13,283         14,563
                                                     ---------      ---------
Property and equipment                                   9,509          9,478
  Less accumulated depreciation and  amortization       (8,689)        (8,570)
                                                     ---------      ---------
                                                           820            908
Restricted cash                                            500            500
Other assets                                               278            279
                                                     ---------      ---------
     Total assets                                    $  14,881      $  16,250
                                                     ---------      ---------
                                                     ---------      ---------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable                                     $   2,631      $   2,633
Accrued liabilities                                      1,111          1,888
Accrued salaries and employee benefits                     774            860
Customer deposits                                       10,761          9,208
Income taxes payable                                         9              9
Note payable-related party                                              3,000
                                                     ---------      ---------
     Total current liabilities                          15,286         17,598
Other liabilities                                           19             48
                                                     ---------      ---------
     Total liabilities                                  15,305         17,646
                                                     ---------      ---------
SHAREHOLDERS' (DEFICIT) EQUITY
Common stock -- no par value, 60,000,000 shares
  authorized; 47,691,824 and 39,974,222 shares
  issued and outstanding in December and
  September, respectively                               81,555         78,467
Accumulated deficit                                    (81,979)       (79,863)
                                                     ---------      ---------
   Total shareholders' (deficit) equity                   (424)        (1,396)
                                                     ---------      ---------
   Total liabilities and shareholders'
     (deficit) equity                                $  14,881      $  16,250
                                                     ---------      ---------
                                                     ---------      ---------

                 See notes to consolidated financial statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                          1996           1995
                                                          ----           ----

REVENUES
Product sales                                        $      33       $      15
Service Revenues                                           135              84
Interest income                                             88             160
Other income (expense)                                      61             (64)
                                                    ----------      ----------
   Total revenues                                          317             195
                                                    ----------      ----------

EXPENSES
Production costs                                            85             405
Service costs                                               15              22
Research and development                                   999           1,524
Marketing, general and  administrative                   1,264           1,308
Interest expense                                            69               9
                                                    ----------      ----------
   Total expenses                                        2,432           3,268
                                                    ----------      ----------
NET LOSS                                             $  (2,115)      $  (3,073)
                                                    ----------      ----------
                                                    ----------      ----------


NET LOSS PER SHARE                                   $   (0.05)      $   (0.08)
                                                    ----------      ----------
                                                    ----------      ----------
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                   39,974          39,932
                                                    ----------      ----------
                                                    ----------      ----------

                 See notes to consolidated financial statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       THREE  MONTHS ENDED
                                                                           DECEMBER 31,
                                                                     1996                1995
                                                                  ---------           ---------
OPERATING ACTIVITIES
  Net loss                                                        $  (2,115)          $  (3,073)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
      Depreciation and amortization                                     119                 226
  Changes in operating assets & liabilities:
    Restricted cash                                                   4,542                (694)
    Accounts receivable                                                  (8)                 52
    Inventories                                                        (979)               (484)
    Prepaid expenses and other current assets                            52                 (45)
    Accounts payable                                                     (1)                 81
    Accrued liabilities                                                (776)                628
    Accrued salaries and employee benefits                              (86)                 (4)
    Customer deposits                                                 1,552               2,014
    Changes in other operating assets and liabilites                    (28)                (33)
                                                                  ---------           ---------
      Net cash used for operating activities                          2,272              (1,332)
                                                                  ---------           ---------

INVESTING ACTIVITIES
  Change in short-term investments                                   (2,104)                680
  Payments for property and equipment                                   (32)               (202)
                                                                  ---------           ---------
      Net cash provided by (used for) investing activities           (2,136)                478
                                                                  ---------           ---------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of issuance costs       3,087                   7
  Repayment of notes payable                                         (3,000)
                                                                  ---------           ---------
      Net cash provided by (used for ) financing activities              87                   7
                                                                  ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    223                (847)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      1,752               2,314
                                                                  ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   1,975           $   1,467
                                                                  ---------           ---------
                                                                  ---------           ---------


                 See notes to consolidated financial statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein include the accounts of Biomagnetic Technologies, Inc. and its subsidiary (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, it is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1996.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at December 31, 1996 and the results of operations and its cash flows for the periods presented.

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

3.   INVENTORIES

The composition of inventories is as follows:

                           December 31,      September 30,
                              1996                1996
                           ------------      --------------

          Raw materials     $   419             $   546
          Work-in process     4,082               3,356
          Finished goods      2,105               1,725
                            -------             -------
                            $ 6,606             $ 5,627
                            -------             -------
                            -------             -------

4.   MAGNES-Registered Trademark- WHOLE HEAD SYSTEM PRODUCTION AND DELIVERY RISK

The Company's backlog at December 31, 1996 amounted to $16,205,000 and is composed primarily of orders for the new Magnes 2500 Whole Head Magnetic Source Imaging System ("Magnes 2500 WH"). Although the Company commenced shipments of its Magnes 2500 WH prior to the end of fiscal year 1996 there were no final acceptances received from customers. Furthermore, although the Company received provisional acceptance from two customers, there were no final acceptances received from customers during the first quarter of fiscal year 1997. The delay in receipt of customer acceptances is primarily due to a pending hardware upgrade, the need for which was not identified prior to installing the systems at customer sites, and additional software development required to meet customer contractual requirements. Although the Company anticipates that the additional system hardware upgrade and software development required by the contracts will be completed during the second and third quarters of fiscal year 1997, there can be no assurances that this will be accomplished. In the event that the hardware upgrade and software development are not completed as anticipated, customer final acceptances could be further delayed, which could have a material adverse effect on the cash flow and cash resources of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Except for the historical information contained herein, the following discussion contains, (and the Notes to the Consolidated Financial Statements contain) forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, failure to satisfy performance obligations, timely product development, changes in economic conditions in various markets the Company serves, and uncertainty regarding the Company's patents and propriety rights, as well as the other risks detailed in this section. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

OVERVIEW


Since 1984, the primary business of the Company has been the development of magnetic source imaging ("MSI") systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs. BTi is focusing the development of its MSI system on large potential commercial market applications such as brain surgery and the diagnosis of and surgical planning for treatment of epilepsy and life-threatening cardiac arrhythmias.

Eighteen (18) Magnes systems were installed in medical and research institutions worldwide at the end of the first quarter 1997. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 75 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. The Company commenced shipments of its Magnes 2500 WH prior to the end of fiscal year 1996. However, although the Company received provisional acceptance from two customers, no final acceptances were received either in fiscal year 1996 or in the first quarter of fiscal year 1997 which ended December 31, 1996. The delay in receipt of customer final acceptances is primarily due to a pending hardware upgrade, the need for which was not identified prior to installing the systems at customer sites, and additional software development required to meet customer contractual requirements.

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

RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal 1997 were $317,000 including $135,000 of service revenues and $88,000 of interest income compared to $195,000 of total revenue, including $84,000 of service revenues and $160,000 of interest income in the first quarter of fiscal 1996. Net loss in the first quarter of fiscal 1997 amounted to $2,115,000 compared to a net loss of $3,073,000 for the comparable period in the prior fiscal year. There were no Magnes 2500 WH system and other Magnes system final acceptances in either the first quarter of fiscal year 1997 or the first quarter of fiscal year 1996. The reduction in loss for the quarter of approximately $958,000, was primarily due to reduction in research and development expenses.

Research and development expenses amounted to $999,000 for the three month period ended December 31, 1996. In fiscal year 1996 these expenses amounted to $1,524,000 for the comparable period. The decrease is entirely due to reductions of research and development expenses on the Magnes 2500 WH system.

Marketing, general and administrative expenses decreased by $44,000 to $1,264,000 in the first quarter of fiscal year 1997, versus $1,308,000 in the comparable period in fiscal year 1996. The current quarter decrease resulted primarily from lower sales support and marketing expenses.

Order backlog for the Company's products at December 31, 1996 was $16,205,000, as compared to $12,100,000 at December 31, 1995. Final customer acceptances of the Magnes 2500 WH systems have been delayed for the reasons stated above. Therefore, none of the September 30, 1996 system backlog was liquidated through final customer acceptances and revenue recognition in the first quarter of fiscal year 1997 ended December 31, 1996.

The amount of revenue which will be recognized in the second and subsequent quarters of fiscal 1997 is dependent not only upon the orders and shipments but also upon the completion of customer contractual requirements, and receipt of final customer acceptances. As sales of the Company's products typically involve transactions of $1.0 million or more, the backlog is expected to fluctuate significantly from period to period depending upon orders received and product installations completed as well as final customer acceptances obtained during the reporting period.

The Company  has an accumulated loss of $81,979,000  as of  December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the Company had a net working capital deficit of $2,003,000, a reduction of $1,032,000 from net working capital deficit of $3,035,000 at September 30, 1996. The decline in the net working capital deficit primarily reflects the conversion of $3,000,000 of a short-term note payable to the Company's major shareholder Dassesta International, S.A., plus accrued interest on the note to common stock as of December 31, 1996, and also reflects the loss of $2,115,000 in the first quarter of this year..

Current liabilities at December 31, 1996 of $15,286,000 include customer deposits totaling $10,761,000, of which $5,517,000 is secured by standby letters of credit through a credit facility with a bank.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the completion of engineering development and production of the Company's products, and other Company operations, through September 30, 1997 are expected to substantially exceed cash generated from operations, and will result in a further decline in the Company's liquidity. As of December 31, 1996 the development of the Magnes 2500 WH was not sufficiently complete to permit final customer acceptances and recognition of revenue. The Company nevertheless anticipates that existing capital resources together with its potential ability to borrow on a short-term basis will be sufficient to complete development of the Magnes 2500 WH system and to provide operating capital required to meet its obligations in the normal course of business through fiscal year 1997.

During July 1996, the Company completed negotiations with its principal shareholder, Dassesta International S.A., for an unsecured working capital loan of $3,000,000. This advance loan, which carried a maturity date six months after execution of the note in August 1996, bore interest at 9% per annum. The principal amount of the loan, and any accrued interest thereon, was convertible at the option of the Company into common stock at any time during the six months at $.40 per share, and was also convertible at the option of the Note holder at the end of the six months or upon default under the note at the same rate of $.40 per share. The Company exercised its option and converted this $3,000,000 loan, and accrued interest, into 7,717,607 shares of common stock on December 31, 1996, increasing the outstanding shares to 47,691,824 as of December 31, 1996. As a result of this loan conversion, Dassesta is the holder of approximately 69 percent of the Company's outstanding shares.

The Company's ability to meet its expected cash needs during fiscal 1997 will depend on a number of factors, including the Company's ability to timely complete the Magnes 2500 WH hardware upgrade and software development, the market's acceptance and sales of the Magnes 2500 WH system, as well as the Company's ability to raise working capital as may be needed, all of which cannot be accurately predicted at this time. The Company may also attempt to obtain additional sources of funding through short-term borrowings or other methods such as through government grants and strategic alliances with other entities. However, there can be no assurance that additional funds will be available when needed and on terms favorable to the Company, that grant applications will be approved or funded, that applications of the Company's technology will be successfully developed, or that any agreements will be reached related to strategic alliances. Given the Company's current under-capitalized position, should additional funding not be available, the Company would be required to significantly reduce the scope of its operations.

ADDITIONAL RISK FACTORS

The Company believes that the Magnes 2500 WH final development will be completed in fiscal year 1997. Although significant effort continues to be expended to complete the engineering development so that shipments will be accepted by customers prior to the end of fiscal year 1997, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, customer final acceptances will be further delayed, which would have a further material adverse effect on the Company's cash flow and cash resources. Furthermore, the Company generally recognizes revenues on a contract only after customer final acceptance of the system. Thus, there is a delay varying typically from one month to three or more months (or, in the case of special problems as have been experienced with Magnes 2500 WH, longer) from the time shipment takes place and the system is installed at the customer site, tested and adjusted and final acceptance is obtained from the customer before revenue is recognized by the Company.

Further delay in final customer acceptances would necessitate the move forward within the fiscal 1997 year the need to obtain additional working capital, since $5,517,000 of customer deposits are secured and are, therefore, not available to be used as working capital until such time as system shipments take place, are installed and accepted by the customer, and the customer deposit guarantees are released.

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

The Company's commercial success is highly dependent on the availability of reimbursement for procedures using its MSI system. To date reimbursements from third-party payors are on a case-by-case basis. As of December 31, 1996, and since the initial payment in September 1993, there have been a total of 153 reimbursements from 75 different third party payors in the U.S. There is no assurance that third party reimbusements will become more widely available. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations. Regardless of legislation, industry trends are not favorable for generous third-party reimbursement of diagnostic procedures requiring big-ticket equipment.

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

                           PART II--OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES

In August 1996, the Company entered into a loan agreement with Dassesta International S.A. ("Dassesta"), providing for loans to the Company of up to $3,000,000 bearing interest at 9% per annum maturing in February 1997. The note plus accrued interest was convertible into common shares at the option of the Company at $.40 per share at any time and under certain conditions at the option of Dassesta. As of September 30, 1996 the Company had borrowed the entire $3,000,000.

On December 31, 1996 the Company exercised its option to convert the $3,000,000 short term loan from Dassesta, plus $87,040 of accrued interest thereon, into common stock of the Company. A total of 7,717,602 shares were issued to Dassesta in reliance upon Securities Act Section 3 (a) (9). The derivative security (the note) had been issued in reliance upon Regulation S under the Securities Act.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.




Date     February 14, 1997               /S/ James V. Schumacher
                                         --------------------------------------
                                         James V. Schumacher
                                         Chairman, Chief Executive Officer


Date     February 14, 1997              /S/ Herman Bergman
                                        ---------------------------------------
                                        Herman Bergman
                                        Vice President Finance, Chief Financial
                                        Officer, Secretary