Form 10-Q/A
period 1996-12-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1997-04-30
CIK 729330

                                    UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                  FORM 10-Q/A(1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1996
                               _______________________________________________

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from____________________________________to____________________________________

                              1-10285
Commission File Number:_______________________________________________________

                        BIOMAGNETIC TECHNOLOGIES, INC.
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)
                                 California
______________________________________________________________________________
         (State or other jurisdiction of incorporation or organization)

                                 95-2647755
______________________________________________________________________________
                   (I.R.S. Employer Identification No.)

9727 Pacific Heights Boulevard, San Diego, California            92121-3719
______________________________________________________________________________
(Address of principal executive offices)                         (zip code)

                                (619) 453-6300
______________________________________________________________________________
                  Registrant's telephone number, including area code)
______________________________________________________________________________
  (Former name, former address and formal fiscal year, if changed since last report)

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ended December 31, 1996. The exhibits filed as part of this report are listed below.



     EXHIBIT NO.                             DESCRIPTION
     -----------                             -----------
         27                             Financial Data Schedule