Form 10-Q
period 1997-03-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1997-05-02
CIK 729330

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    March 31, 1997
                               ------------------------------------------------
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________________to_____________________


Commission File Number:      1-10285
                       --------------------------------------------------------

                            BIOMAGNETIC TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    California                                            95-2647755
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
or organization)                                      Identification No.)

 9727 Pacific Heights Boulevard, San Diego, California        92121-3719
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

      As of April 1, 1997 Registrant had only one class of common stock of which there were 47,691,824 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            BIOMAGNETIC TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                                        MARCH 31,
                                                          1997     SEPTEMBER 30,
                                                      (UNAUDITED)     1996
                                                      -----------  -------------
ASSETS
Cash and cash equivalents                                   $825        $1,752
Short-term investments                                     2,695           744
Restricted cash and short-term investments                     0         6,085
Accounts receivable                                          548            17
Inventories                                                5,926         5,627
Prepaid expenses and other current assets                    288           338
                                                      -----------  -------------
     Total current assets                                 10,282        14,563
                                                      -----------  -------------
Property and equipment                                     9,521         9,478
  Less accumulated depreciation and  amortization         (8,805)       (8,570)
                                                      -----------  -------------

Net property and equipment                                   716           908
Restricted cash                                              180           500
Other assets                                                 340           279
                                                      -----------  -------------
     Total assets                                        $11,518       $16,250
                                                      -----------  -------------
                                                      -----------  -------------

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable                                          $2,207        $2,633
Accrued liabilities                                          748         1,897
Accrued salaries and employee benefits                       846           860
Customer deposits                                          9,100         9,208
Note payable-related party                                     0         3,000
                                                      -----------  -------------
     Total current liabilities                            12,901        17,598
Other liabilities                                              0            48
                                                      -----------  -------------
     Total liabilities                                    12,901        17,646
                                                      -----------  -------------
SHAREHOLDERS' (DEFICIT) EQUITY
Common stock -- no par value, 100,000,000 shares
  authorized; 47,691,824 and 39,974,222 shares issued and
  outstanding in March and September, respectively        81,554        78,467
Accumulated deficit                                      (82,937)      (79,863)
                                                      -----------  -------------
     Total shareholders' (deficit) equity                 (1,383)       (1,396)
                                                      -----------  -------------
     Total liabilities and shareholders' (deficit)
       equity                                            $11,518       $16,250
                                                      -----------  -------------
                                                      -----------  -------------


See notes to consolidated financial statements

                            BIOMAGNETIC TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                 MARCH 31,                     MARCH 31,
                              1997          1996          1997          1996
                           --------      --------      --------       -------

REVENUES
Product sales               $1,503          $120        $1,536          $135
Service revenue                 52            95           186           179
Interest income                 90           125           178           285
Other income (expense)         254             0           315           (64)
                           --------      --------      --------       -------
   Total revenues            1,899           340         2,215           535
                           --------      --------      --------       -------
EXPENSES
Production costs               999           144         1,084           549
Service costs                   57            30            72            51
Research and development       888         1,986         1,888         3,510
Marketing and sales            473           761         1,240         1,503
General and administrative     438           565           935         1,133
Interest expense                 2             2            70            10
                           --------      --------      --------       -------
   Total expenses            2,857         3,488         5,289         6,756
                           --------      --------      --------       -------
NET LOSS                     $(958)      $(3,148)      $(3,074)      $(6,221)
                           --------      --------      --------       -------
                           --------      --------      --------       -------

NET LOSS PER SHARE          $(0.02)       $(0.08)       $(0.07)       $(0.16)
                           --------      --------      --------       -------
                           --------      --------      --------       -------

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING       47,692        39,935        43,833        39,929
                           --------      --------      --------       -------
                           --------      --------      --------       -------


                    See notes to consolidated financial statements
                                          3

                            BIOMAGNETIC TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                    (IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                               MARCH 31,
                                                            1997          1996
                                                         --------      --------

OPERATING ACTIVITIES
  Net loss                                               $(3,074)      $(6,221)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
       Depreciation and amortization                         235           459
        Interest expense                                       0             9
  Changes in operating assets & liabilities:
     Restricted cash                                       6,405             0
     Accounts receivable                                    (531)          108
     Inventories                                            (298)         (968)
     Prepaid and other current assets                         49           156
     Other assets                                            (61)
     Accounts payable                                       (426)         (139)
     Accrued liabilities                                  (1,148)         (220)
     Accrued salaries and employee benefits                  (14)
     Customer deposits                                      (108)        2,055
     Other liabilities                                       (48)           24
                                                         --------      --------
         Net cash provided by (used for) operating
           activities                                        981        (4,737)
                                                         --------      --------
INVESTING ACTIVITIES
  Change in short-term investments                        (1,951)        4,069
  Capital expenditures                                       (44)         (598)
                                                         --------      --------
         Net cash (used for) provided by investing
           activities                                     (1,995)        3,471
                                                         --------      --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net of
    issuance costs                                         3,087             0
  Proceeds from sale of common stock                                        11
  Repayment of notes payable                              (3,000)            0
                                                         --------      --------
         Net cash provided by  financing activities           87            11
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (927)       (1,255)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           1,752         2,314
                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $825        $1,059
                                                         --------      --------
                                                         --------      --------

                   See notes to consolidated financial statements.
                                          4

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at March 31, 1997 and the results of operations and its cash flows for the periods presented.

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

3.  INVENTORIES

The composition of inventories is as follows:


                                      March 31,              September 30,
                                        1997                     1996
                                     ---------               ------------
    Raw materials                    $   475                     $546
    Work-in process                    4,073                    3,356
    Finished goods                     1,378                    1,725
                                     ---------               ------------
                                      $5,926                   $5,627
                                     ---------               ------------
                                     ---------               ------------

4.  MAGNES-Registered Trademark- WHOLE HEAD SYSTEM PRODUCTION AND DELIVERY RISK

The Company's backlog at March 31, 1997 amounted to $14,149,000 and is composed primarily of orders for the new Magnes 2500 Whole Head Magnetic Source Imaging System ("Magnes 2500 WH") The Company has shipped seven (7) of its Magnes 2500 WH systems and as of March 31, 1997 has received two (2) final acceptances. The delay in receipt of customer acceptances is primarily due to a hardware upgrade, the need for which was not identified prior to installing the systems at customer sites, and additional software development required to meet customer contractual agreements. The required hardware upgrades were shipped to customer sites during the quarter, and were either installed or in the process of installation at the customer sites requiring the upgrades. The Company anticipates that the additional system hardware upgrade and software developments will be completed for the remaining shipped systems during the third and fourth quarters of fiscal year 1997, although there can be no assurances that this will be accomplished. In the event that the hardware upgrade and software development are not completed as anticipated, the remaining customer final acceptances could be further delayed, which could have a material adverse effect on the cash flow and cash resources of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion may contain (and the Notes to the Consolidated Financial Statements may contain) forward-looking statements that involves risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, failure to satisfy performance obligations, timely product development, changes in economic conditions in various markets the Company serves, and uncertainty regarding the Company's patents and propriety rights, as well as the other risks detailed in this section. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

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

Nineteen (19) Magnes systems were installed in medical and research institutions worldwide at the end of the second quarter 1997. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 77 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. The Company commenced shipments of its Magnes 2500 WH prior to the end of fiscal year 1996. However, although the Company received provisional acceptance from two customers, no final acceptances were received either in fiscal year 1996 or in the first quarter of fiscal year 1997 which ended December 31, 1996. In the second quarter of fiscal year 1997 which ended March 31, 1997, the Company received its first final acceptances from two customers for its Magnes 2500 WH system. The delay in receipt of customer final acceptances is primarily due to a hardware upgrade, the need for which was not identified prior to installing the systems at customer sites, and additional software development required to meet customer contractual requirements.

The current price of BTi's MSI systems ranges from approximately $1.5 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue to be, in foreign markets. The Company generally prices its European sales in the currency of the country in which the product is sold and the prices of such products in dollars will vary as the value of the dollar fluctuates against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales. The Company periodically enters into forward exchange contracts to hedge such foreign currency exposure.

RESULTS OF OPERATIONS

Total revenues for the second quarter of fiscal 1997 were $1,899,000 compared to $340,000 for the second quarter of fiscal 1996. Net loss in the second quarter of fiscal 1997 amounted to $958,000 compared to a net loss of $3,148,000 for the comparable period in the prior fiscal year. The increase in revenues for the second quarter resulted from the final acceptances of two (2) Magnes 2500 WH systems, whereas, in the prior year's second quarter there were no Magnes 2500 WH systems shipped or accepted.

Revenues for the first six months of fiscal 1997 amounted to $2,215,000 compared to $535,000 for the first six months of the prior fiscal year 1996. The net loss for the same periods was $3,074,000, and $6,221,000, respectively. The revenues for the first six months of fiscal 1997 resulted from the sale and final acceptance of two (2) Magnes 2500 WH systems and service contract income for Magnes I and Magnes II systems, whereas in the first six months of fiscal 1996 the Company's revenue consisted solely of Magnes components and service contract income for Magnes I and Magnes II systems, sold in prior fiscal years.

Research and development expenses amounted to $888,000 and $1,888,000 for the three and six month periods ended March 31, 1997. In fiscal year 1996 these expenses amounted to $1,986,000 and $3,510,000, respectively, for the comparable periods. The decrease is due to reduction of research and development expenses related to the Magnes 2500 WH system.

Marketing and sales expenses which amounted to $473,000 in the second quarter of fiscal 1997, decreased by $288,000 versus the comparable period in fiscal 1996. For the six months of fiscal 1997 these expenses amounted to $1,240,000 a decrease of $263,000 versus the same period of the prior year. The current quarter and first half year decreases resulted primarily from the restructure of operations, including a reduction in personnel, which commenced in December 1996.

General and Administrative expenses amounted to $438,000 and $935,000 for the three and six month periods ended March 31, 1997. In fiscal year 1996 these expenses amounted to $565,000 and $1,133,000, respectively for the comparable periods. The decrease reflects expense reductions initiated in December 1996 in connection with the restructuring of operations of the Company.

Order backlog for the Company's products at March 31, 1997 was $14,149,000, as compared to $11,959,000 at March 31, 1996 and $16,254,000 at September 30, 1996.
In the second quarter of fiscal year 1997 the receipt of final customer acceptances of two (2) Magnes 2500 WH systems, and the reporting of $1,503,000 of product revenue associated with the two systems is the primary factor for the reduction in backlog as of March 31, 1997 as compared to the September 30, 1996 backlog. There were no new system orders received in either the first or second quarter of the current fiscal year. Final customer acceptances of the remaining shipped Magnes 2500 WH systems are pending for the reasons stated above.

LIQUIDITY, CAPITAL RESOURCES

At March 31, 1997 the Company had net working capital deficit of $2,619,000, an increase in deficit of $616,000 from the end of the first quarter of the current fiscal year, and a decrease of $416,000 from the September 30, 1996 net working capital deficit of $3,035,000. The increase in the working capital deficit is primarily due to the loss of $959,000 in the second quarter of this year.

Current liabilities at March 31, 1997 include customer deposits totaling $9,100,000, of which $2,959,000 is secured by standby letters of credit through a credit facility with a bank.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the completion of engineering development, and production of the Company's products through September 30, 1997 are expected to substantially exceed cash generated from operations and will result in a further decline in the Company's liquidity. As of March 31, 1997 five of the Magnes 2500 WH systems were shipped and installed but were not sufficiently complete to permit final customer acceptances due to the need for certain hardware upgrades and additional operations software required by the customers. Recognition of revenue on these systems can, therefore, not take place until these customer requirements are completed.

The Company's ability to meet its expected cash needs during fiscal 1997 will depend on a number of factors, including the Company's ability to timely complete the Magnes 2500 WH system hardware upgrade at all customer sites at which systems are installed, and Magnes 2500 WH software development, the market's acceptance and sales of the Magnes WH system, as well as the Company's ability to raise working capital as may be needed which cannot be accurately predicted at this time. The Company may also attempt to obtain additional sources of funding through government grants and strategic alliances with other entities. However, there can be no assurance that additional funds will be available when needed and on terms favorable to the Company, that grant applications will be approved or funded, that applications of the Company's technology will be successfully developed or that any agreements will be reached related to strategic alliances. Should additional funding not be available, the Company would be required to significantly reduce the scope of its operations.

ADDITIONAL RISK FACTORS

The Company believes that the Magnes 2500 WH final development will be completed in fiscal year 1997. Although significant effort continues to be expended to complete the engineering development so that the remaining shipments will be accepted by the customers prior to the end of fiscal year 1997, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, customer final acceptances will be further delayed, which would have a further material adverse effect on the Company's cash flow and cash resources. Furthermore, the Company generally recognizes revenues on a contract only after customer final acceptance of the system. Thus, there is a delay varying typically from one month to three or more months (or, in the case of special problems as have been experienced with Magnes 2500 WH, longer) from the time shipment takes place and the system is installed at the customer site, tested and adjusted and final acceptance is obtained from the customer before revenue is recognized by the Company.

Further delay in final customer acceptances would necessitate the need to obtain additional working capital during fiscal year 1997 since $2,959,000 of customer deposits are secured and are, therefore, not available to be used as working capital until such time as system shipments take place, are installed and accepted by the customer, and the customer deposit guarantees are released.

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to research and medical institutions primarily in Europe and Japan, and has not made any MSI system sales for commercial/clinical use in the U.S. Such sales require prior FDA approval. The Company has secured FDA approval for its Magnes I System, has received 510(k) clearance to market its Magnes II System in the U.S., and has an application pending for 510(k) clearance for its Magnes 2500 WH system. There can, however, be no assurance that the Company will receive such approval in the near future or at all.

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

The Company's commercial success is highly dependent on the availability of reimbursement for procedures using its MSI system. To date reimbursements from third-party payors are on a case-by-case basis. As of March 31, 1997, and since the initial payment in September 1993, there have been a total of 162 reimbursements from 77 different third party payors in the U.S. There is no assurance that third party reimbusements will become more widely available. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations. Regardless of legislation, industry trends are not favorable for generous third-party reimbursement of diagnostic procedures requiring big-ticket equipment.

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

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head magnetic source imaging systems being purchased worldwide. This aggessive competition is likely to affect potential profitability of the Company's whole head system, the extent to which is not presently determinable.

                   PART II--OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on March 18, 1997 and proxies for such meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Company's nominees for directors as listed in the proxy statement and all such nominees were elected. In addition, the following matters were adopted by the Shareholders at the Annual Meeting.

(a) Amend the Articles of Incorporation to increase the authorized number of shares of Common Stock from 60,000,000 to 100,000,000.

         For - 43,737,215      Against - 143,000      Abstain - 109,161

(b) Approve the Company's 1997 Stock Incentive Plan (the "Option Plan") reserving 3,000,000 shares of Common Stock for issuance over the 10 year term of the Option Plan.

         For - 35,256,231      Against - 296,910      Abstain - 104,711

(c) Amend the 1992 Employee Stock Purchase Plan (the "Purchase Plan") to increase by the number of shares of Common Stock authorized for issuance over the term of the Purchase Plan by an additional 450,000 shares.

         For - 38,666,126      Against - 259,413      Abstain -105,811

(d) To ratify the selection of Price Waterhouse LLP as independent accountants for the fiscal year ending September 30, 1997

         For - 43,870,215      Against - 36,600       Abstain - 90,661

There were 1,205,098 broker nonvotes for the elections of directors and item (d) above.


ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 1997. The exhibits filed as part of this report are listed below.


         EXHIBIT NO.              DESCRIPTION
         -----------              -----------
             3.1                  Certificate of Amendment of Articles of
                                  Incorporation
             27                   Financial Data Schedule

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.



                  April 25, 1997            /s/ D. Scott Buchanan
Date                                        ------------------------------
                                            D. Scott Buchanan
                                            President and Chief Executive
                                            Officer

                  April 25, 1997            /s/ Herman Bergman
Date                                        ------------------------------
                                            Herman Bergman
                                            Vice President of Finance, Chief
                                            Financial Officer
                                            Secretary