Form 10-Q
period 1997-06-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1997-07-28
CIK 729330

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1997
                                -----------------------------------------------

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------------

                                    1-10285
Commission File Number:
                        ------------------------------------------------------

                          BIOMAGNETIC TECHNOLOGIES, INC.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)
      California                                           95-2647755
------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 9727 Pacific Heights Boulevard,
 San Diego, California                                     92121-3719
------------------------------------------------------------------------------
(Address of principal executive offices)                   (zip code)

                                 (619) 453-6300

                 Registrant's telephone number, including area code)
------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

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

     As of July 1, 1997 Registrant had only one class of common stock of which there were 47,691,824 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BIOMAGNETIC TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)


                                                      JUNE 30,
                                                        1997       SEPTEMBER 30,
                                                     (UNAUDITED)       1996
                                                     -----------    ----------

ASSETS
Cash and cash equivalents                               $   440       $  1,752
Short-term investments                                        0            744
Restricted cash and short-term investments                1,456          6,085
Accounts receivable                                         438             17
Inventories                                               4,254          5,627
Prepaid expenses and other current assets                   437            338
                                                     -----------    ----------
 Total current assets                                     7,025         14,563
                                                     -----------    ----------

Property and equipment                                    7,731          9,478
 Less accumulated depreciation and amortization          (7,201)        (8,570)
                                                     -----------    ----------
Net property and equipment                                  530            908
                                                     -----------    ----------

Investment in Magnesensors                                   80              0
Note Receivable (net)                                       300              0
Restricted cash                                             180            500
Other assets                                                348            279
                                                     -----------    ----------
  Total assets                                           $8,463        $16,250
                                                     -----------    ----------
                                                     -----------    ----------

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable                                         $2,495         $2,633
Accrued liabilities                                         966          1,897
Accrued salaries and employee benefits                      607            860
Customer deposits                                         4,922          9,208
Note payable-related party                                    0          3,000
                                                     -----------    ----------
  Total current liabilities                               8,990         17,598

L/T Deferred Revenue                                         90
Other liabilities                                             0             48
                                                     -----------    ----------
  Total liabilities                                       9,080         17,646
                                                     -----------    ----------

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock--no par value, 100,000,000 shares
 authorized; 47,691,824 and 39,974,222 shares issued
  and outstanding in June and September, respectively    81,554         78,467
Accumulated deficit                                     (82,171)       (79,863)
                                                     -----------    ----------
  Total shareholders' (deficit) equity                     (617)        (1,396)
                                                     -----------    ----------
  Total liabilities and shareholders' (deficit) equity   $8,463        $16,250
                                                     -----------    ----------
                                                     -----------    ----------


               See notes to consolidated financial statements

                             BIOMAGNETIC TECHNOLOGIES, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                       THREE MONTHS ENDED      NINE MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                         1997       1996        1997        1996
                                       -------    -------     -------     -------
REVENUES
Product sales                           $5,198        $15      $6,733        $150
Contract research                            0          0           0          29
Service revenue                             91        176         278         355
Interest income                             36        106         214         391
Other income (expense)                     288         11         302         (96)
Fx effects                                 (34)        22         267          36
                                       -------    -------     -------     -------
  Total revenues                         5,579        330       7,794         865
                                       -------    -------     -------     -------

EXPENSES
Production costs                         2,857        326       3,941         876
Contract research costs                      0          0           -          32
Service costs                               47         32         119          83
Research and development                   819      1,570       2,706       5,048
Marketing and sales                        477        800       1,717       2,303
General and administrative                 606        553       1,541       1,685
Interest expense                             7          0          77          10
                                       -------    -------     -------     -------
  Total expenses                         4,813      3,281      10,101      10,037
                                       -------    -------     -------     -------
NET INCOME (LOSS) BEFORE INCOME TAXES     $766    $(2,951)    $(2,307)    $(9,172)


Provision for income taxes                   0          1           1           1
                                       -------    -------     -------     -------
NET INCOME (LOSS)                         $766    $(2,952)    $(2,308)    $(9,173)
                                       -------    -------     -------     -------
                                       -------    -------     -------     -------

NET INCOME (LOSS) PER SHARE              $0.02     $(0.07)     $(0.05)     $(0.23)
                                       -------    -------     -------     -------
                                       -------    -------     -------     -------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     47,692     39,944      45,119      39,963
                                       -------    -------     -------     -------
                                       -------    -------     -------     -------


                 See notes to consolidated financial statements

                        BIOMAGNETIC TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (IN THOUSANDS)


                                                    NINE MONTHS ENDED
                                                         JUNE 30,
                                                   1997             1996
                                                 --------         --------
OPERATING ACTIVITIES
 Net income (loss)                                $  766          $(9,173)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                     107              733
   (Gain) loss on sale/retirement of assets         (226)             229
   Interest expense                                    0             (381)
 Changes in operating assets & liabilities:
  Restricted cash                                 (1,456)               0
  Accounts receivable                                110              761
  Inventories                                      1,672           (2,230)
  Prepaid and other current assets                  (149)             110
  Other assets                                      (388)              23
  Accounts payable                                   289              620
  Accrued liabilities                                (66)            (397)
  Accrued salaries and employee benefits            (230)               0
  Customer deposits                               (4,178)           3,321
  Other liabilities                                   90               43
                                                 --------         --------
    Net cash provided by (used for)
     operating activities                         (3,659)          (6,341)
                                                 --------         --------

INVESTING ACTIVITIES
 Change in short-term investments                  2,695            6,400
 Capital expenditures                                (22)            (520)
 Proceeds from sale of assets                        326                0
                                                 --------         --------
    Net cash (used for) provided by
     investing activities                          2,999            5,880
                                                 --------         --------

FINANCING ACTIVITIES
 Proceeds from sale of common stock                    0               34
 Proceeds from bank loan                             275                0
                                                 --------         --------
    Net cash provided by financing
     activities                                      275               34
                                                 --------         --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                   (385)            (427)
                                                 --------         --------

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           825            2,314
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       440            1,887
                                                 --------         --------
                                                 --------         --------

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly its financial position at June 30, 1997 and the results of operations and its cash flows for the periods presented.

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

2.   NET PROFIT (LOSS) PER SHARE

Shares used in computing net profit (loss) per share include the weighted average of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net profit (loss) per share.

3.   INVENTORIES

The composition of inventories is as follows:
                                                JUNE 30,      SEPTEMBER 30,
                                                 1997             1996
                                               ---------      -------------
     Raw materials                              $  310           $  546
     Work-in process                             2,610            3,356
     Finished goods                              1,334            1,725
                                                ------           ------
                                                $4,254           $5,627
                                                ------           ------
                                                ------           ------

4.   MAGNES-Registered Trademark- WHOLE HEAD SYSTEM PRODUCTION AND DELIVERY RISK

The Company's backlog at June 30, 1997 amounted to $7,736,000 and is composed of orders for the new Magnes 2500 Whole Head Magnetic Source Imaging System ("Magnes 2500 WH"), service contracts and government contracts. The Company has shipped eight (8) of its Magnes 2500 WH systems to customers and one (1) system to the Company's application development site at Scripps Clinic and Research Foundation, which is company owned. As of June 30, 1997 there have been five (5) final acceptances received on the eight (8) shipped systems. The delay in receipt of customer acceptances has been primarily due to a hardware upgrade, the need for which was not identified prior to installing the systems at customer sites, and additional software development required to meet unique customer contractual agreements. The required hardware upgrades were shipped to customer sites during the second quarter, and were either installed, or in the process of installation at the customer sites during the second and third quarters, thus facilitating the receipt of five
(5) acceptances in the third quarter. The Company anticipates that the additional system hardware upgrades and specific customer software tools will be completed for the remaining three (3) already shipped and installed systems during the fourth quarter of fiscal year 1997. However, there can be no assurances that this will be accomplished. In the event that the hardware upgrade and software tools are not completed as anticipated for the three (3) systems, the remaining three customers final acceptances could be further delayed, which could have a material adverse effect on the cash flow and cash resources of the Company.

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

OVERVIEW

Biomagnetic Technologies, Inc. ("BTi") is a leader in magnetic source imaging ("MSI") and has developed the Magnes system, a family of instruments designed to assist in the noninvasive diagnosis of a broad range of medical disorders. The Magnes system developed by the Company uses advanced superconductor technology to measure and locate the source of magnetic fields created by the human body. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal functions of the brain, heart and other organs. The Company is focusing the development of its technology on potentially large commercial market applications such as pre-surgical planning for neurosurgery, the diagnosis and surgical planning for treatment of epilepsy and evaluation of the fetal heart.

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs.

Twenty-one (21) Magnes systems were installed in medical and research institutions worldwide at the end of the third quarter 1997. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 80 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 95 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems and 173 reimbursements have been received.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. The Company commenced shipments of its Magnes 2500 WH prior to the end of fiscal year 1996. However, although the Company received provisional acceptance from two customers, no final acceptances were received either in fiscal year 1996 or in the first quarter of fiscal year 1997 which ended December 31, 1996. In the second quarter of fiscal year 1997 the Company received its first final acceptances from two customers for its Magnes 2500 WH system. In the third quarter of fiscal year 1997 the Company received additional final acceptances from three customers. The Company anticipates that final acceptances will be received for the remaining three systems in the fourth quarter, although there can be no assurances that this will be accomplished. In the event that the hardware upgrade and software tools are not completed as anticipated, the remaining customer final acceptances could be delayed, which could have a material adverse effect on the cash flow and cash resources of the Company.

In June, 1997, BTi successfully negotiated with representatives of the University of California at San Francisco, ("UCSF") the sale of the BTi owned Magnes II System and magnetically shielded room which has been used since January 1994, and is currently being used for research conducted at UCSF in the area of Magnetic Source Imaging. The revenues of $5,579,000 for the third quarter include the sale of this system to UCSF.

The current price of BTi's MSI systems ranges from approximately $1.5 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue to be, in foreign markets. The Company generally prices its European sales in the currency of the country in which the product is sold and the prices of such products in dollars will vary as the value of the dollar fluctuates against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales. The Company periodically enters into forward exchange contracts to hedge a portion of such foreign currency exposure.

In the third quarter, and as part of the Company's restructuring and cost reduction program, BTi entered into a collaboration with Quantum Magnetics, Inc., a privately owned San Diego company specializing in advanced magnetic instrumentation and systems, to form a new company called Magnesensors, Inc. BTi and Quantum Magnetics each own 38% of the outstanding stock of the new company (on a fully diluted basis) with 24% owned by management of the new company. BTi has licensed certain technology to the new company and will receive royalty-free licenses to any technology developed by Magnesensors. Magnesensors will continue the superconductor development research formerly performed by BTi. Magnesensors delivered a secured promissory note to BTi for the purchase from BTi of certain fixed assets used for the research activity of Magnesensors..

RESULTS OF OPERATIONS

Total revenues for the third quarter of fiscal 1997 were $5,579,000 compared to $330,000 for the third quarter of fiscal 1996. Net income in the third quarter of fiscal 1997 amounted to $766,000 compared to a net loss of $2,952,000 for the comparable period in the prior fiscal year. The increase in revenues for the third quarter resulted from the final acceptances of three (3) Magnes 2500 WH systems, whereas, in the prior year's third quarter there were no Magnes 2500 WH systems shipped or accepted.

Revenues for the first nine months of fiscal 1997 amounted to $7,794,000 compared to $865,000 for the first nine months of the prior fiscal year 1996. Net loss for the first nine months of 1997 was $2,308,000, compared to a net loss of $9,173,000, in the prior fiscal year. The revenues for the first nine months of fiscal 1997 resulted from the sale and final acceptance of five (5) Magnes 2500 WH systems and service contract income for Magnes I, Magnes II, and Magnes 2500 WH systems, whereas in the first nine months of fiscal 1996 the Company's revenue consisted solely of Magnes components and service contract income for Magnes I and Magnes II systems, sold in prior fiscal years.

Service Revenues for the third quarter of fiscal year 1997 and the first nine months of fiscal year 1997 amounted to $91,000 and $176,000 respectively, compared to $278,000 and $355,000 respectively in the prior year. The reduction in service revenue is the result of first year service contracts on the Magnes I and Magnes II systems having been completed. Service contracts pertaining to the Magnes 2500 WH systems are now commencing as the new systems get customer acceptance.

Production costs of $2,857,000 for the third quarter of this year and $3,941,000 for the year to date have increased from $326,000 and $876,000 for the respective periods in the prior year due to the fact that three Magnes 2500 WH systems were accepted in the current fiscal year's third quarter, whereas, in the prior fiscal year there were no system acceptances.

Research and development expenses amounted to $819,000 for the third quarter and $2,706,000 for the first nine months of fiscal year 1997. In fiscal year 1996 these expenses amounted to $1,570,000 and $5,048,000, respectively, for the comparable periods. The decrease is due to reduction of research and development expenses related to the completion of the development of the Magnes 2500 WH system.

Marketing and sales expenses which amounted to $477,000 in the third quarter of fiscal 1997, decreased by $323,000 from the comparable period in fiscal 1996 when the expenses amounted to $800,000. For the nine months of fiscal 1997 these expenses amounted to $1,717,000 a decrease of $586,000 as compared to the same period of the prior year expenses of $2,303,000. These decreases were primarily due to the restructuring of operations, including a reduction in marketing and sales personnel, which commenced in December 1996.

General and administrative expenses amounted to $606,000 and $1,541,000 for the third quarter and nine month period ended June 30, 1997, respectively. In fiscal year 1996 these expenses amounted to $553,000 and

$1,685,000, for the comparable periods. The increase in expenses in the third quarter is a result of additional expenses incurred in company efforts to obtain additional sources of equity funding.

Interest expense amounted to $7,000 in this current fiscal year's third quarter and $77,000 for the year to date. In the prior fiscal year there was no interest expense in the third quarter and the total for the first nine months of fiscal year 1996 amounted to $10,000. The increase in the current year is due to short-term working capital borrowings and includes the interest on a $3,000,000 loan entered into in July 1996 and converted to capital stock of the company in December 1996.

Order backlog for the Company's products at June 30, 1997 was $7,736,000, as compared to $14,345,000 at June 30, 1996 and $16,254,000 at September 30,
1996. The receipt of final customer acceptances of five (5) Magnes 2500 WH systems, in the second and third quarters of fiscal 1997 combined, and the reporting of $6,251,000 of product revenue associated with the five systems is the primary factor for the reduction in backlog as of June 30, 1997 as compared to the September 30, 1996 backlog. There were no new system orders received in the first three quarters of the current fiscal year. If the remaining three (3) Magnes 2500 WH systems which have been shipped and are installed at customer sites receive customer acceptances during the quarter , and if no new customer orders are received during the fourth quarter, the remaining backlog of $7,736,000 will be reduced further by the end of the fiscal year.


LIQUIDITY, CAPITAL RESOURCES

At June 30, 1997 the Company had a net working capital deficit of $1,965,000, a decrease in the deficit of $616,000 from the end of the second quarter of the current fiscal year at which time the deficit was $2,619,000. Similarly, the net working capital deficit of $1,965,000 reflects a decrease of $1,070,000 from the September 30, 1996 net working capital deficit of $3,035,000. The decrease in the working capital deficit is primarily due to the decrease in liabilities resulting from the fact that customer deposits were converted to revenue as systems were accepted.

Restricted cash and short-term investments at June 30, 1997 amounted to $1,456,000 compared to $6,085,000. The reduction of $4,629,000 is entirely due to the release of customer deposits as systems were accepted in the current fiscal year.

Current liabilities at June 30, 1997 include customer deposits totaling $4,922,000, of which $2,006,000 are secured by standby letters of credit through a credit facility with a bank.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the completion of engineering development, and production of the Company's products through September 30, 1997 may substantially exceed cash generated from operations and may, therefore, result in a further decline in the Company's liquidity. As of June 30, 1997 three Magnes 2500 WH systems were shipped and installed at customer sites but were not sufficiently complete to permit final customer acceptances due to the need for certain hardware upgrades and additional software tools required by the customers. Recognition of revenue on these three systems can, therefore, not take place until these customer requirements are completed.

The Company's ability to meet its expected cash needs for the remainder the fiscal year will depend on a number of factors, including the Company's ability to obtain the timely customer acceptance of the three (3) Magnes 2500 WH systems shipped and installed, the market's acceptance and sales of the Magnes WH system, as well as the Company's ability to raise working capital as may be needed which cannot be accurately predicted at this time. The Company may also attempt to obtain additional sources of funding through government grants and strategic alliances with other entities. However, there can be no assurance that additional funds will be available when needed and on terms favorable to the Company, that grant applications will be approved or funded, that applications of the Company's technology will be successfully developed or that any agreements will be reached related to strategic alliances. If the Company is unable to obtain the timely acceptance of the three (3) Magnes 2500 WH systems, which have been shipped and installed, during the fourth quarter of the current fiscal year, and should additional funding not be available, the cash resources of the company may be insufficient to meet the Company's operations through September 30, 1997 and, therefore, the Company would be required to significantly reduce the scope of its operations.

ADDITIONAL RISK FACTORS

The Company believes that the Magnes 2500 WH final development will be completed in fiscal year 1997. Although significant effort continues to be expended to complete the engineering development so that the remaining shipments will be accepted by the customers on a timely basis prior to the end of fiscal year 1997, there can be no assurance that this will be accomplished. In the event such development is not completed as anticipated, customer final acceptances of systems already shipped and installed at customer sites will be further delayed, which would have a further material adverse effect on the Company's cash flow and cash resources. Furthermore, the Company generally recognizes revenues on a contract only after customer final acceptance of the system. Thus, there is a delay varying typically from one month to three or more months (or, in the case of special problems as have been experienced with Magnes 2500 WH, longer) from the time shipment takes place and the system is installed at the customer site, tested and adjusted and final acceptance is obtained from the customer before revenue is recognized by the Company.

Further delay in final customer acceptances would necessitate the need to obtain additional working capital during the balance of fiscal year 1997 since $1,456,000 of customer deposits are secured and are, therefore, not available to be used as working capital until such time as the systems for which the customer deposits are restricted and which have been shipped are accepted by the customers, and the customer deposit guarantees are released.

To date the Company has traditionally been engaged in research and development activities, and has made only low volume sales to research and medical institutions primarily in Europe and Japan, and has only made one MSI system sale for commercial/clinical use in the U.S. Such sales require FDA approval.

The Company had secured FDA approval for its Magnes I System, had also received 510(k) clearance to market its Magnes II System in the U.S. In May, 1997, the Company also received 510(k) clearance for its Magnes 2500 WH system. The FDA clearance to market the Magnes 2500 WH system specifically states that the " Use of the Magnes 2500 WH is indicated for the patient whose physician believes that information about magnetic fields produced by that patient's brain and information about the location of the sources of those magnetic fileds could contribute to diagnosis or therapy planning".

In May, 1997 the Japanese Ministry of Health and Welfare ("JMHW") also granted approval to market the Magnes 2500 WH system in Japan.

The Company is dependent on its Magnes systems as its principal product for which there are currently few demonstrated clinical applications. Additional clinical applications development needs to be conducted with the MSI systems at major medical centers before the Company can begin to penetrate the
commercial clinical market.   However, there can be no assurance that a
market will develop for diagnostic or monitoring uses of the MSI system.

The Company's commercial success is highly dependent on the availability of reimbursement for procedures using its MSI system. To date reimbursements from third-party payors are on a case-by-case basis. As of July 20, 1997, and since the initial payment in September 1993, there have been a total of 173 reimbursements from 95 different third party payors in the U.S. There is no assurance that third party reimbusements will become more widely available. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations. Regardless of legislation, industry trends are not favorable for generous third-party reimbursement of diagnostic procedures requiring big-ticket equipment.

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

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently very limited number of whole head magnetic source imaging systems being purchased worldwide. This aggessive competition is likely to affect potential profitability of the Company's whole head system, the extent to which is not presently determinable.

ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the quarter ended June 30, 1997. The exhibits filed as part of this report are listed below.

          EXHIBIT NO.              DESCRIPTION
          ----------               -----------

               27                  Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMAGNETIC TECHNOLOGIES, INC.


                  July 25, 1997
Date                                    /s/ D. S. Buchanan
                                        -------------------------------------
                                        D. Scott Buchanan
                                        President and Chief Executive Officer


                  July 25, 1997
Date                                    /s/ Herman Bergman
                                        -------------------------------------
                                        Herman Bergman
                                        Vice President Finance, Chief Financial
                                        Officer, Secretary