Form 10-Q/A
period 1997-06-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1997-08-06
CIK 729330

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended    June 30, 1997
                              ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                             ---------------------  --------------------

Commission File Number:                1-10285
                      --------------------------------------------------------

                            BIOMAGNETIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            California                                    95-2647755
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

  9727 Pacific Heights Boulevard,
  San Diego, California                                   92121-3719
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (zip code)

                                    (619) 453-6300
                 Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

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

    PART I -- FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS


    BIOMAGNETIC TECHNOLOGIES, INC.
    CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)


                                                                    JUNE 30,
                                                                      1997     SEPTEMBER 30,
                                                                  (UNAUDITED)      1996
                                                                  -----------  -------------

    ASSETS
    Cash and cash equivalents                                            $440        $1,752
    Short-term investments                                                  0           744
    Restricted cash and short-term investments                          1,456         6,085
    Accounts receivable                                                   438            17
    Inventories                                                         4,254         5,627
    Prepaid expenses and other current assets                             437           338
                                                                  -----------  -------------
       Total current assets                                             7,025        14,563
                                                                  -----------  -------------
    Property and equipment                                              7,731         9,478
     Less accumulated depreciation and  amortization                   (7,201)       (8,570)
                                                                  -----------  -------------
    Net property and equipment                                            530           908
                                                                  -----------  -------------

    Investment in Magnesensors                                             80             0
    Note Receivable  (net)                                                300             0
    Restricted cash                                                       180           500
    Other assets                                                          348           279
                                                                  -----------  -------------
       Total assets                                                    $8,463       $16,250
                                                                  -----------  -------------
                                                                  -----------  -------------

    LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
    Accounts payable                                                   $2,495        $2,633
    Accrued liabilities                                                   966         1,897
    Accrued salaries and employee benefits                                607           860
    Customer deposits                                                   4,922         9,208
    Note payable-related party                                              0         3,000
                                                                  -----------  -------------
       Total current liabilities                                        8,990        17,598


    L/T Deferred Revenue                                                   90
    Other liabilities                                                       0            48
                                                                  -----------  -------------
       Total liabilities                                                9,080        17,646
                                                                  -----------  -------------
    SHAREHOLDERS' (DEFICIT) EQUITY
    Common stock -- no par value, 100,000,000 shares
     authorized; 47,691,824 and 39,974,222 shares issued and
     outstanding in June and September, respectively                   81,554        78,467
     Accumulated deficit                                              (82,171)      (79,863)
                                                                  -----------  -------------
       Total shareholders' (deficit) equity                              (617)       (1,396)
                                                                  -----------  -------------
       Total liabilities and shareholders' (deficit) equity            $8,463       $16,250
                                                                  -----------  -------------
                                                                  -----------  -------------



                   See notes to consolidated financial statements

                            BIOMAGNETIC TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                           1997         1996                1997         1996

                                                          ------       ------              ------       ------

    REVENUES
    Product sales                                       $  5,198      $    15             $  6,733     $    150
    Contract research                                          0            0                    0           29
    Service revenue                                           91          176                  278          355
    Interest income                                           36          106                  214          391
    Other income (expense)                                   288           11                  302          (96)
    Fx effects                                               (34)          22                  267           36
                                                          ------       ------               ------       ------
       Total revenues                                      5,579          330                7,794          865
                                                          ------       ------               ------       ------

    EXPENSES
    Production costs                                       2,857          326                3,941          876
    Contract research costs                                    0            0                                32
    Service costs                                             47           32                  119           83
    Research and development                                 819        1,570                2,706        5,048
    Marketing and sales                                      477          800                1,717        2,303
    General and administrative                               606          553                1,541        1,635
    Interest expense                                           7            0                   77           10
                                                        --------     --------             --------      -------
       Total expenses                                      4,813        3,281               10,101       10,037
                                                        --------     --------             --------       ------
    NET INCOME (LOSS) BEFORE INCOME TAXES               $    766      $(2,951)             $(2,307)     $(9,172)

    Provision for income taxes                                 0            1                    1            1
                                                        --------     --------             --------      -------
    NET INCOME (LOSS)                                   $    766      $(2,952)             $(2,308)     $(9,173)
                                                        --------     --------             --------      -------
                                                        --------     --------             --------      -------

    NET INCOME (LOSS) PER SHARE                         $   0.02     $  (0.07)            $  (0.05)     $ (0.23)
                                                        --------     --------             --------      -------
                                                        --------     --------             --------      -------

    WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                                 47,692       39,944               45,119       39,963
                                                        --------     --------             --------      -------
                                                        --------     --------             --------      -------



                   See notes to consolidated financial statements

                            BIOMAGNETIC TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                    (IN THOUSANDS)


                                                             NINE  MONTHS ENDED
                                                                   JUNE 30,
                                                             1997           1996
                                                            ------         ------
    OPERATING ACTIVITIES
    Net income (loss)                                      $(2,308)       $(9,173)
    Adjustments to reconcile net loss to net
    cash used for operating activities:
       Depreciation and amortization                           342            733
       (Gain) loss on  sale /retirement  of assets            (226)           229
       Interest expense                                          0           (381)
    Changes in operating assets & liabilities:
    Restricted cash                                           4,948              0
    Accounts receivable                                        (420)           761
    Inventories                                               1,373         (2,230)
    Prepaid and other current assets                            (99)           110
    Other assets                                               (449)            23
    Accounts payable                                           (138)           620
    Accrued liabilities                                      (1,206)          (397)
    Accrued salaries and employee benefits                     (253)             0
    Customer deposits                                        (4,286)         3,321
    Other liabilities                                            42             43
                                                             ------         ------
       Net cash provided by (used for) operating activities  (2,680)        (6,341)
                                                             ------         ------

    INVESTING ACTIVITIES
    Change in short-term investments                           744          6,400
    Capital expenditures                                       (65)          (520)
    Proceeds from sale of assets                               326              0
                                                            ------         ------
       Net cash (used for) provided by investing activities  1,005          5,880
                                                            ------         ------

    FINANCING ACTIVITIES
    Proceeds from sale of common stock                       3,088             34
    Proceeds from bank loan                                    275              0
    Repayment of Notes Payable                              (3,000)
                                                            ------         ------
        Net cash provided by financing activities              363             34
                                                            ------         ------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (1,312)          (427)
                                                            ------         ------
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         1,752          2,314
                                                            ------         ------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                 440          1,887
                                                            ------         ------
                                                            ------         ------

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

3.  INVENTORIES

The composition of inventories is as follows:
                                                       June 30,  September 30,
                                                          1997       1996
                                                         ------     ------
    Raw materials                                       $   310       $546
    Work-in process                                       2,610      3,356
    Finished goods                                        1,334      1,725
                                                         ------     ------
                                                         $4,254     $5,627
                                                         ------     ------
                                                         ------     ------

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


BIOMAGNETIC TECHNOLOGIES, INC.



Date      August 4, 1997                          /s/ D. Scott Buchanan
                                                 ------------------------
                                                 D. Scott Buchanan
                                                 President and Chief Executive
                                                 Officer

Date      August 4, 1997                          /s/ Herman Bergman
                                                 ------------------------
                                                 Herman Bergman
                                                 Vice President of Finance,
                                                 Chief Financial Officer
                                                 Secretary