Form 10-K
period 1997-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1998-01-15
CIK 729330

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended          September 30, 1997
                         -------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number                        1-10285
                      ----------------------------------------------------------

                            BIOMAGNETIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

     California                                        95-2647755
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
     or organization)                                   Identification Number)

     9727 Pacific Heights Boulevard, San Diego, California         92121-3719
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (zip code)


Registrant's telephone number, including area code     (619) 453-6300
                                                  ------------------------------

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

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 31, 1997 was $25,605,179, based on the closing price on that date on the Nasdaq Over the Counter Bulletin Board.

The number of shares outstanding of the registrant's Common Stock, no par value, as of December 31, 1997 was 53,344,123 shares.
                         DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Proxy Statement and Notice of Annual Meeting to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the Annual Meeting of Shareholders to be held are incorporated by reference into Part III of this report.
2. Items contained in the above-referenced document which are not specifically incorporated by reference are not included in this report.

                            BIOMAGNETIC TECHNOLOGIES, INC.

                                      FORM 10-K

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997
                                        INDEX



                                                                            PAGE
                                                                            ----
PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .    19
Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .    19
Item  4.  Submission of Matters to a Vote of Security Holders. . . . . .    19


PART II

Item  5.  Market for Registrant's Common Stock and Related Shareholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . .    21
Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . .    22
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk. . .    29
Item  8.  Financial Statements and Supplementary Data. . . . . . . . . .    29
Item  9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . .    29


PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . .    29
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . .    29
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . . .    30
Item 13.  Certain Relationships and Related Transactions . . . . . . . .    30


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

                                        PART I

ITEM 1.   BUSINESS.

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve substantial risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed in greater detail in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

COMPANY OVERVIEW

Biomagnetic Technologies, Inc. (the "Company" or "BTi") was established in 1970 to produce specialized instruments for ultra-sensitive magnetic field and low temperature measurements. These products were supplied to physicists for basic research. The Company has been developing its core magnetic sensing technologies since the early 1970s and incorporated those technologies into its magnetic source imaging ("MSI") systems. Since 1984, the primary business of the Company has been the development of MSI systems to assist in the noninvasive diagnosis of a broad range of medical disorders.

The MSI systems developed by the Company use advanced superconducting technology to measure and locate the source of magnetic fields, generated by the human body, which are one billion times smaller than the earth's magnetic field. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal function of the brain, heart and other organs. The Company is focusing the development of its technology for potential commercial market applications such as mapping of functional cortex at risk during surgery for tumors and other lesions, and the diagnosis and planning for surgical treatment of epilepsy. The Company is continuing to investigate the potential applications of its technology for problems of the heart, brain, spine, and gastrointestinal system.

MSI differs significantly from other existing functional and anatomical imaging methods. The Company believes MSI is the only method that can precisely capture and locate rapid changes in organ function without the injection of radioactive isotopes or costly invasive procedures such as surgical placement of electrodes into the brain. Other functional imaging methods such as electroencephalography ("EEG") or positron emission tomography ("PET") either require invasive procedures to provide the needed accuracy of locating functional areas or respond too slowly to capture transient physiological events. Anatomically oriented diagnostic methods such as computed tomography ("CT") and magnetic resonance imaging ("MRI") produce images showing cross-sectional slices of various parts of the body. The Company's MSI system, when used in conjunction with anatomically oriented diagnostic methods, provides the clinician with an image that links anatomy with function to give a more complete picture of the patient's condition without the use of radioactive isotopes or costly invasive procedures.

According to the latest available statistics issued by the National Institutes of Health ("NIH"), the annual cost associated with neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of most neurological disorders, the indirect cost of income lost due to illness. The Company currently is directing its sales efforts toward the more than 150 medical centers in the U.S., Asia and Europe where various clinical applications for MSI may be developed in addition to the area of epilepsy. The potential commercial clinical market in the U.S. for epilepsy alone consists of more than 100 large hospitals and independent imaging centers. Notwithstanding the size of this potential market, there is no assurance that the Company's MSI systems will be accepted for commercial use in these hospitals and imaging centers.

Several leading medical centers worldwide have performed more than 5,000 clinical examinations on patients and control subjects with the Company's MSI systems for the purpose of developing clinical applications, either independently or in collaboration with BTi. Since the first third-party reimbursement was received in September 1993, more than 100 insurance companies and other health care providers have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems. Magnes systems were installed in 21 medical and research institutions worldwide as of September 30, 1997. Nine of these sites operate the Company's latest 148 channel Magnes 2500 WH systems including the Scripps Clinic & Research Foundation in La Jolla, California ("Scripps"), New York University Medical Center ("NYU"), the Institute of Medicine in Julich, Germany, the University of Magdeburg in Magdeburg, Germany, the Max Planck Institute in Leipzig, Germany, the University of Konstantz in Konstantz, Germany, the Communications Research Laboratory in Tokyo, Japan, Herman Hospital at the University of Texas, Houston, and the Institute for Research in Neurosciences and Psychiatry in Rouffach, France. Patients have been referred to collaborating domestic sites from more than 50 leading medical institutions throughout the United States. The other 12 sites located in the United States, Europe and Japan operate the Company's 37 channel Magnes I and the 74 channel Magnes II systems.

The Company's Magnes I, Magnes II, and Magnes 2500 WH MSI systems are currently being used by physicians for planning the surgical removal of brain tumors and vascular malformations to reduce the risk of neurological injury resulting in paralysis and expensive rehabilitation therapy. The Company's MSI systems are also being used to assist physicians specializing in epilepsy to evaluate whether the surgical treatment of drug-resistant epileptic seizures is appropriate by helping to locate brain tissue that triggers such seizures.
Other potential neurological applications for the Company's MSI systems include stroke, trauma, psychiatric learning disorders and spinal cord evaluation. The Company's MSI systems have also been used to investigate certain cardiac applications including the assessment of risk for lethal arrhythmias and the location of the tissue responsible for the arrhythmias as a guide for subsequent therapy. A new model of the Company's systems, the Magnes 1300C, was developed specifically for measurements of heart function. Preliminary studies using the Magnes 1300C indicate that it may also be useful for measurements of gastrointestinal and spinal cord activity.

The Company has received 510 (k) premarket notification clearance from the Food and Drug Administration, ("FDA") for its Magnes I, Magnes II and Magnes 2500 WH systems allowing their use in the United States for clinical applications involving the brain. In addition, the Company has received similar clearance for sale of these systems as a clinical device from the Japanese Ministry of Health and Welfare. The Company has not yet applied to the FDA or similar regulatory agencies for clearance on the clinical use of the Magnes 1300C.

In December 1996, the Company reported a restructuring of its operations due to lower short-term market projections for its MSI systems. The restructuring resulted in a reduction of 44 employees by 1997 after completion of the final development phases of its Magnes 2500 WH system. As part of the restructuring,
D. Scott Buchanan, Ph.D., assumed the responsibilities of President and CEO.

In June 1997, BTi entered into a collaboration with Quantum Magnetics, Inc., a privately owned San Diego company specializing in advanced magnetic instrumentation and systems, to form a new Company called Magnesensors Inc. BTi and Quantum Magnetics each own 38% of the outstanding stock of the new company and 24% of the outstanding stock is owned by the management of Magnesensors. Magnesensors' mission is to continue the development of applications and products utilizing high temperature superconductors. Magnesensors is privately owned by U.S. citizens and entities and is thus eligible for a variety of government research and development contracts and grants to fund operations. BTi licensed certain technology, assigned certain patents and contributed cash and certain fixed assets in connection with the formation of Magnesensors. BTi will receive royalty-free licenses to any technology developed by Magnesensors for use in its medical equipment.

CURRENT MEDICAL IMAGING TECHNOLOGY

Most debilitating or life threatening disorders of the body, such as stroke, seizures, dementia, movement disorders, mental illness, cardiac arrhythmias and gastrointestinal disorders, involve a disruption of function. Because electrical activity plays a critical role in many functions of the body, such activity is frequently monitored as a means to diagnose functional disorders. The electrocardiogram ("ECG") and EEG are recordings of electrical activity of the heart and brain used to obtain information about heart and brain function, respectively. Similarly, electrical activity is often recorded to diagnose functional disorders of skeletal muscles, the spine and peripheral nerves.

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

Other imaging technologies have been developed specifically to show the location of certain functional areas. PET and SPECT produce cross-sectional pictures showing the location where certain radioactively labeled substances have accumulated after having been injected into the body. Relative levels of metabolic activity and regional blood flow, two measures of cell function, are determined by measuring the amount of radiation emitted by different tissues.

Functional Magnetic Resonance Imaging (fMRI) is used to create images related to localized changes in blood flow and oxygenation in the brain. While fMRI has an advantage compared with PET and SPECT in that it does not involve injecting radioactive substances into the body, fMRI, PET and SPECT all have a relatively long response time that prevents observation of rapidly changing activities. Much of the valuable diagnostic information observed in brain and cardiac electrical activity occurs in intervals much less than one second, typically tens of milliseconds, and is spontaneous in nature. Because the physiological response time of PET, SPECT and fMRI is several seconds at best, critical information about the sequence of activity, which is essential for understanding disorders such as epilepsy and cardiac arrhythmias, is unavailable from these technologies.

Conventional ECG and EEG have a faster response time than fMRI, PET and SPECT, and provide critical information about the sequence of electrical activity but, in many cases, lack the ability to locate the source of such activity with sufficient accuracy to guide therapy. Locational accuracy is lost because the electrical activity is distorted as it passes through body tissues between the electrical source in the brain or heart and the electrodes on the body's surface. For this reason, electrodes are sometimes inserted into the body in an attempt to obtain accurate localization of functional abnormalities in the brain prior to surgery or heart prior to ablation procedures. This procedure is invasive, very costly and involves risk and discomfort to the patient.

MSI TECHNOLOGY

MSI is based on a measurement of the magnetic fields produced by intracellular electrical activity which, as discussed above, is associated with many of the body's most critical functions. Unlike electrical activity generated by the body, the corresponding magnetic fields pass through the body without distortion and without obscuring the location of the source. By measuring the magnetic fields and analyzing them to extract locational information, MSI can noninvasively provide information about the location of the origin of normal and abnormal electrical activity with a combination of millimeter spatial resolution and millisecond time resolution that has otherwise been available only from highly invasive procedures. The Company believes that MSI has a unique capability to obtain such information without introducing radioactive or other tracer substances into the body or use of other costly invasive procedures.

THE MAGNES MSI SYSTEMS

The Company's current MSI systems, the single sensor Magnes I, the dual sensor Magnes II, the whole-head Magnes 2500 and the cardiothoracic Magnes 1300C, are integrated systems capable of measuring, analyzing and locating magnetic fields associated with the body's electrical activity in millisecond time frames. The Magnes II was announced in fiscal 1994 and is an enhancement of the Company's original Magnes I system. Magnes II employs two sensors, each containing an array of 37 magnetic detectors (for a total of 74 detectors, each consisting of a superconducting detection coil and an amplifier called a superconducting quantum interference device ("SQUID")). Magnes I and Magnes II systems have been used in both neurological and cardiac applications and incorporate a number of unique technologies which are discussed later under the caption "Proprietary Core Technologies".

The Magnes 2500 WH employs a total of 148 magnetic detectors incorporated into a sensor with a helmet shaped recess that is placed over the patient's head and is limited to neurological applications. This design allows simultaneous examination of the entire brain and is designed for evaluating both ambulatory and critically ill patients in a seated or fully reclined position.

The Magnes 1300C system employs 67 magnetic detectors installed in a sensor with a shallow concave lower surface designed to fit the human chest, abdomen or lower back.

The Company has received 510(k) premarket notification clearance from the United States Food and Drug Administration (the"FDA") for its Magnes I, Magnes II and Magnes 2500 WH systems for applications relating to the brain. In addition, the Magnes I, Magnes II and Magnes 2500 WH systems have received approval from the Japanese Ministry of Health and Welfare ("JMHW") for sale in Japan as a clinical device. The Company has not yet applied to the FDA or similar regulatory agencies for clearance on the clinical use of the Magnes 1300C. There can be no assurance that such clearance will be obtained, when applied for.

MEDICAL APPLICATIONS

The Company believes its Magnes systems have commercial potential in the diagnosis and treatment of neurological and other disorders. However, as a developing medical technology, the Magnes systems face several challenges to commercial success. Medical applications for the Magnes systems must be developed that result in better patient care than existing technologies. The Company has regulatory approval to sell its Magnes I, Magnes II and Magnes 2500 WH systems as clinical devices for applications relating to the brain. However, in general, reimbursement for MSI procedures must be obtained from third party payors and the Magnes systems must, therefore, provide a demonstrated economic benefit to the health care provider.

Currently, the Company believes there are two medically accepted applications for its Magnes systems, namely, presurgical functional mapping of the brain and assistance in the diagnosis and surgical treatment planning for epilepsy. Reimbursement from more than 100 insurance companies has been obtained for both of these procedures combined on a case - by- case basis. However, the expected volume of such procedures at most hospitals under current standard treatment practices may not provide sufficient operating revenue to completely offset the investment and operating cost of a Magnes system.

The Company believes the systems are appropriate for presurgical functional mapping and epilepsy surgery; significant applications development and clinical testing must be conducted before these systems can be deemed appropriate for the other applications described below. The Company is currently focused primarily on establishing the clinical and functional efficacy of MSI applications for functional mapping and for epilepsy. The Company is also pursuing programs to increase awareness of MSI technology to its target market of neurosurgeons, neurocardiologists, neurologists, psychologists, epileptologists, and gastroenterologists. Notwithstanding the size of the potential markets, there is no assurance the Company's systems will be accepted for commercial use in any of the areas mentioned.

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

PRESURGICAL FUNCTIONAL MAPPING: Approximately 100,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of functional regions vary even among healthy individuals and more widely among patients with large brain lesions, and the locations cannot reliably be determined solely from anatomical imaging such as MRI. However, by relating information about the primary sensory function areas provided by the Company's MSI systems to MRI-generated anatomical images, a function map of the brain can be obtained and presented on a screen or recorded on film. Thus, images produced with the Company's MSI systems allow the surgeon to reliably estimate the risk of damage to the identified function areas arising from the surgery itself and to select the best surgical approach, such as where to open the head, and from which direction to access the targeted area to minimize the risk.

Using the Company's MSI systems, reliable and practical methods of providing a functional map have been developed, verified and reported in several medical journals. The Company's MSI systems allow the surgeon, hospital, insurer and patient to more accurately assess the risk of a proposed surgery and the possibility of improving the outcome of the surgery.

EPILEPSY SURGERY: There are approximately 1.2 million people in the United States with recurrent epileptic seizures, and approximately 150,000 new cases emerge each year. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. It is estimated that there are at least 100,000 people in the United States alone that could benefit from surgical intervention, although, based on the most recent data published in 1993 only about 2,500 such procedures were being performed yearly due to the limited facilities which are available and are needed to perform the presurgical evaluations.

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

Recent medical literature shows that MSI provides additional information which is useful for locating epileptic tissue and could, in many cases, avoid invasive evaluation procedures. The Company believes the necessary information can be obtained with its MSI systems in a clinically acceptable time frame and at a cost that will allow for routine use in evaluating patients for epilepsy surgery. The results to date suggest that the use of the Company's MSI system would be a cost-effective alternative to currently used invasive evaluation procedures.

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

ISCHEMIC DISORDERS, STROKE AND OTHER BRAIN APPLICATIONS: Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. The total direct cost to the U.S. health care system for treatment and rehabilitation of stroke exceeds $10 billion per year. MSI may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. As an indicator of neurological function, MSI may be useful to monitor rehabilitation and treatment of stroke patients.
Recent research has also suggested that the Company's MSI systems could be beneficial in the diagnosis of brain disorders such as Alzheimer's disease, dyslexia, autism and schizophrenia.

CARDIOTHORACIC AND OTHER  APPLICATIONS IN THE BODY

Each year more than 300,000 Americans die from arrhythmias, or irregular heart rhythms, that stop the heart from pumping enough blood through the body. Arrhythmias result from electrical disturbances in damaged heart tissue. Two of the great challenges facing cardiologists today are identifying people at risk for arrhythmias and treating those people once they are identified. Early results of measurements on subjects with a wide range of cardiac disorders suggest that the Company's Magnes 1300C system can help address both challenges. In addition, the newly developed Magnes 1300 C system might be beneficial in evaluating other parts of the body, including applications to gastrointestinal ischemia, spinal cord function and fetal heart monitoring. The Company has not yet applied for clearance for clinical use of the Magnes 1300C to the FDA or similar regulatory agencies.

CLINICAL COLLABORATIONS

The Company's primary near term objective is to accelerate the development, use and commercialization of its MSI systems by cooperating with researchers and physicians at key medical centers. The Company's MSI systems must be established by clinical researchers as an effective tool suitable for mainstream clinical applications in order to establish a large commercial market. Accordingly, the early clinical research sales and collaborations with clinical sites are strategically important to the Company's overall market development plan.

As of September 30, 1997, the Company's MSI systems are installed for neurological use at twenty (20) sites and nonneurological use at one (1) site worldwide, listed in Table 1. The Company provides technical support to all of these sites. While the sites listed in Table 1 below do not all have formalized clinical applications development agreements with BTi, the Company benefits from the extensive research conducted at these sites through the clinical results disseminated to the medical community and from potential future applications that may be developed. To date, the findings of BTi and its collaborators have been presented in more than 75 published papers.

TABLE 1
               NAME OF INSTITUTION                                 LOCATION
               -------------------                                 --------
     The Scripps Clinic & Research Foundation (1)                United States
     U.C. San Francisco Medical Center                           United States
     New York University Medical Center                          United States
     University of Texas, Houston                                United States
     University of Tokyo Hospital                                Japan
     National Institute for Physiological Sciences               Japan
     Kyushu University Hospital                                  Japan
     National Epilepsy Center                                    Japan
     Communications Research Laboratory                          Japan
     National Chubu Hospital                                     Japan
     University of Muenster                                      Germany
     University of Bochum (2)                                    Germany
     Institute of Medicine-KFA Juelich                           Germany
     University of Erlangen                                      Germany
     University of Konstantz                                     Germany
     Max Planck Institute, Leipzig                               Germany
     University of Magdeburg                                     Germany
     University of Vienna General Hospital                       Austria
     University of Rennes                                        France
     FORENAP Institute for Research in Neurosciences
     and Psychiatry (Pending final customer acceptance)          France
     Karolinska Hospital                                         Sweden
          (1) Represents equipment on loan under a collaboration agreement.
          (2) Represents nonneurological site for Magnes 1300C

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

The commercial clinical market for MSI systems includes hospitals and clinics that would use the MSI systems in routine diagnosis and therapeutic monitoring of patients. The primary commercial clinical market in the United States consists of approximately 450 major medical centers each with 500 or more beds and approximately 780 hospitals each with between 300 and 500 beds. In addition, independent imaging centers in major metropolitan areas have often been among the first buyers of new imaging technologies, and the Company believes this pattern may be repeated for its MSI systems. Of the top 25 neurology centers in the United States, 24 have significant and growing epilepsy centers. There are approximately 200 epilepsy surgery centers in the United States, Western Europe, and Asia that could be candidates for the Company's MSI system. Multiple sales at the same site are not likely in the near term. Sales to the commercial clinical market are expected to develop when further regulatory approvals are obtained, adequate third-party reimbursement for MSI tests becomes routine, MSI procedure costs decline and physician and decision makers in medical institutions conclude that MSI procedures are more beneficial and economical than existing diagnosis and treatment methods. If the company is unable to gain general market acceptance of its MSI systems, the Company's business, financial condition and results of operations will be materially adversely affected.

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

MARKETING STRATEGIES

In order to promote sales in both the clinical applications development and commercial clinical markets, the Company's fundamental marketing strategy is to accelerate clinical applications development for the Magnes systems by collaborating with and promoting the work of a core group of influential medical centers engaged in applications development. The Company plans to continue implementation of this strategy by (i) encouraging physicians developing applications for the Company's Magnes systems to publish their results in professional journals, (ii) participating in key medical meetings to generate interest among targeted medical specialists, (iii) direct mailings to encourage communication between research groups working with the Magnes systems, (iv) site visits by key customers, (v) public relations activities, and (vi) continuing its patient referral program.

DISTRIBUTION

The Company has a small direct sales organization with the specialized skills needed to sell the Company's MSI systems in the United States. The European and Asian markets are served, respectively, by the Company's branch office in Germany and by the biomedical division of Sumitomo Metal Industries, LTD. ("SMI") in Japan. In March 1990, the Company entered into a distribution agreement granting SMI the exclusive rights to market, sell, distribute and service the Company's MSI products in certain regions of Asia and in Australia and New Zealand for an initial period of seven years. The agreement establishes a minimum number of units to be purchased by SMI during the period and grants to SMI a right of first refusal to negotiate a license to manufacture and sell the Company's MSI products in certain regions of Asia and in Australia and New Zealand. This distribution agreement with SMI was extended for an additional five (5) years on January 23, 1997 with the modification that SMI's distribution rights outside of Japan would be non-exclusive. BTi is currently seeking additional representation in other areas of Asia such as Korea and China.

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

Substantial data is already available to support the use of MSI and the Company's Magnes systems for presurgical functional mapping and epileptic foci localization. This includes a number of publications in NEUROSURGERY, AMERICAN JOURNAL OF NEURORADIOLOGY, EPILEPSIA, ANNALS OF NEUROLOGY and THE JOURNAL OF EPILEPSY AND BRAIN among others. The data has been successfully used by several medical centers to receive third-party reimbursement on a case-by-case basis. Since the first reimbursement was received in September 1993, more than 100 insurance companies and other healthcare providers have now approved reimbursement for certain MSI procedures. Although initial results are encouraging and a number of third-party payors have approved reimbursement, there is no assurance that third-party reimbursement will become widely available.

In Japan, a large number of hospitals are government funded and operated. These hospitals are paid by the JMHW only for procedures that have been approved by a reimbursement board of the JMHW. The JMHW follows guidelines similar to those followed by third-party payors in the U.S. in determining whether a new medical procedure will be reimbursed by the Japanese government. Once reimbursement for a procedure is approved by the JMHW, all hospitals, both public and private, are reimbursed for the procedure at the same reimbursement rate. Since the Company's Magnes I and Magnes II systems received approval from the JMHW for sales in Japan as clinical devices, Japanese public and private hospitals may purchase the systems for clinical use on patients. Reimbursement is not yet available from the Japanese government or Japanese third-party payors, but private Japanese hospitals are allowed to charge individual patients privately for procedures with the Magnes systems. The Kyushu University Magnes I system and the National Epilepsy Center Magnes II system in Shizuoka have been designated as Highly Advanced Medical Technology Sites by the Japanese government. This designation is required for application to the JMHW for reimbursement. SMI, with assistance from the Company, continues to work with medical centers in Japan in an effort to have the JMHW establish a reimbursement level for Magnes system procedures that will help support future purchases of the Magnes system in Japan.

In Europe, the current Magnes sites have concentrated primarily on research and have not pursued governmental or private approval for reimbursement of MSI procedures.

PRODUCT PRICES AND  TERMS OF SALE

The current prices for the Company's MSI systems range from $1.0-$2.5 million, depending upon system configuration. Standard terms of sale provide for payment of 40% of the purchase price upon placement of the order, 40% upon shipment and the remaining 20% when installation is completed and final acceptance is obtained from the customer. For European customers who receive their funding from governmental agencies, the Company is generally required to provide a bank guarantee for the amount of the deposit which is usually released upon shipment and/or acceptance by the customer. The time between placement of an order and installation typically ranges between six and twelve months. The Company also enters into special collaboration and sale arrangements with certain medical centers to promote clinical applications development.

INSTALLATION, SERVICE AND TRAINING

In the medical device market, the ability to provide comprehensive and timely service is a key competitive advantage and important for establishing customer confidence. Installation and service for the Company's products in the United States and Europe is provided from its San Diego headquarters and from the Company's branch office in Germany, both of which maintain customer service departments capable of performing sophisticated systems installation and equipment maintenance. SMI has its own service capabilities in Japan to service MSI systems sold in their distribution areas.

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

COMPETITION

The Company operates in an industry characterized by rapid technological change. New products using other technologies or improvements to existing competing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development would have a material adverse effect on the Company's financial condition and results of operations.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's two current active competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition is likely to affect future profit margins on sales of the Company's whole head system, the extent of which is not presently determinable.

Companies known to BTi that have manufactured an integrated large-array MSI system are CTF Systems Inc., a Canadian company, Neuromag Ltd., a Finnish company, Siemens AG, a German company, Phillips N.V., a Netherlands company, and Shimadzu and Daikin, both Japanese companies. Neuromag Ltd. has received FDA clearance for marketing one of its systems as a clinical device in the United States. It is being marketed by Picker, Inc. in the United States and Europe, and by Elekta in Asia. An MSI system produced by CTF Systems, Inc. has been cleared for sale as a clinical device in Japan by the JMHW. Siemens AG and Phillips N.V. do not currently manufacture or market integrated large-array MSI systems. The Company believes that Magnes systems compete favorably with other MSI systems on the basis of performance for detecting magnetic fields.

The Japanese government funded an extensive long-term program to develop an MSI system by a consortium of Japanese companies coordinated by the Japan Ministry of International Trade and Industry ("MITI") This program terminated in 1996 without the introduction of a developed MSI system. Other large multinational corporations, including GE Corporation, a United States company, have initiated product investigation programs in magnetic source imaging. The Company's ability to compete successfully against any of its current or potential future competitors, many of which have significantly greater financial, manufacturing, distribution, and technical resources than the Company, will depend upon various factors, including BTi's ability to continue its technological and market development leadership role and raise necessary capital for further development and commercialization.

BACKLOG

As of September 30, 1997, the aggregate amount of firm backlog orders for the Company's products was $4,763,000, of which the Company expects to fill approximately $4,100,000 before September 30, 1998. The backlog is composed primarily of an order for a Magnes 2500 WH shipped, but not accepted by the customer prior to September 30, 1997, an order for an expanded 248-channel sensor, and service revenues on systems shipped before September 30, 1997. As of September 30, 1997, the Company has received related advanced payments from customers totaling $ 3,050,000. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from year to year depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

PROPRIETARY CORE TECHNOLOGIES

BTi has pioneered the development of technologies associated with MSI. Several core technologies that have been developed by and are proprietary to the Company, such as superconducting MSI detectors, magnetic noise reduction, data analysis and clinically useful displays, represent areas where the Company believes it has established a leadership position in MSI.

SUPERCONDUCTING MSI DETECTORS

The Company's MSI detectors consist of a superconducting detection coil and an extraordinarily sensitive amplifier called a SQUID. Superconductivity describes the ability of certain materials, when refrigerated to near absolute zero
(-460 DEG.F or -273 DEG.C), to carry electricity without electrical resistance. This property enables the detection coil to act as a noise-free antenna to pick up magnetic fields and transfer them to the SQUID. The SQUID utilizes other unique electrical properties of superconductors to generate readily measured voltage changes in response to very small magnetic field changes. Together, the superconducting detection coil and SQUID amplifier are able to detect magnetic fields that are at least 1,000 times smaller than is possible with other magnetic field detectors.

BTi has developed proprietary processes for fabricating highly reliable superconducting magnetic field detectors and integrating a large number of such detectors into complex sensors that measure magnetic fields generated by electrical activity in the body. Sensors are comprised of the MSI detectors and the components required to refrigerate them to their operating temperature. The MSI detectors are refrigerated to a near absolute zero temperature with liquid helium. Novel methods have been developed by the Company to accomplish the necessary refrigeration without the requirement of immersing the MSI detectors directly in liquid helium. Because of this innovation, the magnetic field detectors can be used in any orientation with respect to the body, thereby overcoming limitations of previous designs that have prevented simultaneous measurements on the entire brain of a patient lying in a horizontal position. BTi believes this unique ability may provide a competitive advantage for the Company's future MSI systems. This construction technique and subsequent system design have received U.S. patent numbers 4,827,217; 5,494,101; 5,494,033; 5,497,828; 5,441,107; 5,471,985 and Canadian patent number 2,155,076. The
Company has applied for additional patents covering innovative work.

The Company has also developed proprietary processes for fabricating detection coils and SQUIDs from materials that become superconducting at the temperature of liquid nitrogen, which is significantly higher than the temperature of liquid helium. The availability of superconducting detection coils and SQUIDs refrigerated with liquid nitrogen would greatly simplify the design and reduce the costs to build and operate an MSI system. The Company has built and tested experimental magnetic detectors fabricated from superconductors operating at liquid nitrogen temperature. While their noise properties are currently less favorable than those obtained by using liquid helium superconductors, further improvements may make them suitable for certain MSI applications. The Company believes its novel high-temperature SQUID fabrication process is the only process having the reliability and reproducibility required of a commercial manufacturing process. The use of those processes has been licensed to Magnesensors for applications other than in medical equipment.

MAGNETIC NOISE REDUCTION

The ability to detect the weak magnetic fields created by the body depends upon the elimination or reduction of magnetic noise generally present in the environment. The magnetic fields generated by the electrical activity of the body can easily be overwhelmed by the stronger magnetic fields generated by automobile traffic, elevators, electrical machinery or even an ordinary wrist watch worn by a patient. The Company has developed techniques to reduce interference from magnetic noise. The Company houses its MSI systems in a shielded room constructed according to the Company's specifications from special alloys that reduce magnetic noise. All equipment used in the shielded room is selected or fabricated to avoid contaminating this low-noise environment. In addition, the configuration of the detection coils in the Company's Magnes systems sharply reduces their sensitivity to magnetic fields from sources located more than about 10 inches from the sensor, which allows the Company to focus the sensors on the specific portion of the body being measured.

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

RESEARCH AND DEVELOPMENT

The Company has funded its product research and development primarily through public and private sales of stock, and revenues from product sales and product-related services. During fiscal 1997, 1996 and 1995, the Company's research and development expenses totaled $2,953,000, $7,767,000 and $5,507,000, respectively. The Company substantially completed the design of its Magnes 2500 WH system in fiscal 1996 and decreased expenditures in 1997 as part of the Company's restructuring.

MANUFACTURING AND MATERIALS

The Company engineers and manufactures every major component of the Magnes system, other than the host computer and its peripherals, the magnetically shielded room that houses the sensor, and the sensor position indicator hardware used to determine how the sensor is oriented to the body. The Company currently is also purchasing its SQUID production requirements. However, through the Company's joint ownership of Magnesensors, Inc., the Company has the ability to fabricate SQUIDS from materials that become superconductive at liquid helium and liquid nitrogen temperatures.

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

The Company believes its current manufacturing capacity is sufficient to satisfy present demand. In order to achieve its long-term objectives, however, the Company will be required to expand production capabilities, mainly through additional personnel. There can be no assurance that the Company will be able to increase its level of output. The Company believes that its control over the development and manufacture of its MSI systems will enable it to modify its devices to address specific needs of anticipated clinical applications without significant dependence upon outside suppliers, manufacturers or providers of technology.

GOVERNMENTAL REGULATION

The Company is subject to various regulations of the FDA and California Health Services. In particular, the FDA and California Health Services have promulgated regulations to which the Company must adhere including, but not limited to, minimum manufacturing standards, product operating effectiveness and functional safety of the Company's diagnostic products. The FDA regulates marketing of medical devices, requiring premarket clearance or premarket approval based upon review of information submitted by the Company relating to intended product use, labeling, safety and efficacy. The premarket clearance or approval processes are based upon risk class and degree of equivalence to devices already marketed that are proven to be safe and effective.

Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices are subject to general controls, including Good Manufacturing Practice regulations, and examples of such devices are tongue depressors and hot water bottles. Class II devices are subject to general performance standards not yet established by regulation. General controls of Class I devices presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Examples of Class II devices are ECG and EEG. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Safety and efficacy must be demonstrated and supported by clinical data submitted to the FDA for "premarket approval." Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a Section 510(k) premarket notification, and subsequent FDA clearance to market. The Magnes I and Magnes II systems have been determined under the 510(k) process to be substantially equivalent to BTi's prior Model 607 Neuromagnetometer and to EEG. The Magnes 2500 WH system has been found to be substantially equivalent to the Magnes II system. The Company's Magnes MSI systems are classified as Class II devices, and therefore are subject to the general controls of Class I devices and to performance standards that have not yet been defined for Class II devices. The Company believes that its Magnes 1300C system will be found substantially equivalent to previous Magnes devices. However, no such determination has been made by the FDA.

The Company has filed, and subsequently received clearance for, Section 510(k) premarket notifications with the FDA for applications of the Magnes I, Magnes II and Magnes 2500 WH systems relating to the brain. That clearance enables the Company to market the Magnes I , Magnes II and Magnes 2500 WH systems as diagnostic devices for clinical use relating to applications of the brain rather than research equipment. The Company has not yet applied for clearance for clinical use to the FDA or similar regulatory agencies for the Magnes 1300C.

The Company's continued compliance with applicable governmental regulations is assessed by internal audits and by audits of manufacturing operations and procedures conducted by the FDA and California Health Services. These agencies have the authority, among other rights, to limit or stop product shipments and require product recall should a failure to comply with regulations be observed. The Company has registered with the FDA and California Health Services as a medical device manufacturer. California Health Services has completed an inspection of the Company's facilities and manufacturing processes and has issued the Company a license which permits it to manufacture, sell and ship the Magnes systems as medical devices for diagnostic purposes. The FDA conducted an audit of the Company for compliance with federal current Good Manufacturing Practices ("cGMP") regulation requirements in July 1996. All areas of the Company's internal cGMP program were observed to be in compliance with the regulations.

In order to export its products, the Company must comply with United States export control regulations, which restrict the export of devices containing certain of the Company's technology to certain foreign nations. Although the export control regulations have not prohibited the Company from exporting its MSI systems to foreign nations, there can be no assurance that the Company will continue to be able to obtain the necessary export licenses in the future. The Company is currently allowed to export the Magnes systems to many foreign countries, including all Western European countries and Japan, under a general license that requires no additional approval prior to shipment.

While Western Europe and Japan have regulatory agencies that are somewhat similar to the FDA, each country's regulatory requirements for product acceptance are unique and will require the expenditure of substantial time, money and effort to obtain and maintain regulatory acceptance for marketing for clinical use. There can be no assurance that the Company will be able to obtain and maintain such approvals. The Magnes I system received approval in Japan from the JMHW in 1992 for sale as a clinical device, the Magnes II system received JMHW approval in 1995 and the Magnes 2500 WH received JMHW approval in May 1997.

PATENTS AND PROPRIETARY INFORMATION

The Company significantly relies on proprietary technology and seeks to maintain confidentiality of its trade secrets, unpatented proprietary know-how and other proprietary information and to obtain patent protection when appropriate. As of September 30, 1997, the Company held 43 patents in the United States. One of these had counterpart patents issued in the United Kingdom, France, Germany, the Netherlands and Canada and four others have counterpart patents granted by the European Patent Organization and one other in Japan. As of September 30, 1997 the Company had filed 5 U.S. patent applications that are in various stages of the patent prosecution process. The Company has also filed 6 applications with the European Patent Organization for patent protection in Western Europe, 13 applications in Japan and 2 in Canada. The Company anticipates that patents, if issued, will be issued (i) within two to 20 months with respect to the pending patent applications in the U.S., and (ii) within three years with respect to the pending patent applications in Western Europe. The Company has reserved its priority with respect to receiving patents on its applications in Japan, and may pursue those applications in due course.

The Company's patents protect several fundamental aspects of the technology used in its products. Patents have been issued with respect to superconducting devices, ultra-low-noise electronics circuits, biomagnetometer design, biomagnetic signal processing, magnetic shielding techniques, noise suppression methodologies, cryogenic apparatus construction techniques, and system design concepts. Patent applications have been filed with respect to a new process for fabrication of electronic devices using high-temperature superconducting materials, superconducting device designs, magnetic shielding technology, cryogenic refrigeration, ultra-low-noise electronic circuits, patient handling equipment and biomagnetic signal processing and data analysis. The Company currently is considering additional patent applications covering inventions already made in these and related fields of technology. BTi is not aware of any infringement by any of its products on patents issued to others. Rights to certain of the Company's patents associated with the application of so-called high temperature superconductors have been assigned to Magnesensors, Inc., partially owned by BTi and Quantum Magnetics.

Magnes-Registered Trademark- and Biomagnetic Technologies-TM- (with and without the design) and BTi-TM- are registered trademarks of the Company by registration with the State of California and by registration with the U.S. Patent and Trademark Office.

HUMAN RESOURCES

As of September 30, 1997, the Company employed 58 full-time employees at its facilities in San Diego, California and Germany. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains good relationships with its employees. Beginning in December 1996, the Company restructured its operations due to lower short-term market projections for its MSI systems, reducing its workforce by 44 full-time employees during fiscal 1997.

ITEM 2.   PROPERTIES.

The Company's executive offices and manufacturing facilities are located in a 55,000 square foot facility at 9727 Pacific Heights Boulevard, San Diego, California. All domestic operations of the Company are conducted from this facility, which was first occupied in December 1989. The Company leases this facility pursuant to a five year lease agreement which expires in February 2003. Average monthly lease payments over the term of the lease approximate $50,700.

The Company's branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement which expires in December 1998. Monthly lease payments are approximately $1,900. Sales and service for the Company's European operations are conducted from the German facility.

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor its German subsidiary are involved in any litigation which is expected to have a material adverse effect on the Company's business, consolidated financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS.

The Company's Common Stock, formerly traded on the Nasdaq National Market under the symbol "BTIX", was delisted as of March 10, 1997 for lack of compliance with the net tangible assets requirement of $4 million dollars. It is currently trading on the Nasdaq Over the Counter Bulletin Board. The following table sets forth the range of high and low closing sales prices by quarter for the Company's Common Stock.

          Fiscal Year 1997          High                 Low
          ----------------          ----                 ---
            1st Quarter            $ 1.00              $  .47
            2nd Quarter            $  .44              $  .16
            3rd Quarter            $  .73              $  .20
            4th Quarter            $  .74              $  .36



          Fiscal Year 1996          High                 Low
          ----------------          ----                 ---
            1st Quarter            $ 1.88              $ 1.00
            2nd Quarter            $ 1.94              $ 1.31
            3rd Quarter            $ 1.53              $ 1.03
            4th Quarter            $ 1.44              $  .75


As of December 31, 1997, there were approximately 273 holders of record of the Company's Common Stock. The last reported closing price for the Company's Common Stock on the Nasdaq Over the Counter Bulletin Board on January 12, 1998 was $.48 per share.

The Company has never declared or paid dividends on its Common Stock. The Company does not anticipate declaring any dividends on its Common Stock in the foreseeable future and intends to retain earnings, if any, for the development of its business.

ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to BTi's consolidated statements of operations for each of the three years in the period ended September 30, 1997 and with respect to the consolidated balance sheets at September 30, 1997 and 1996, are derived from the audited consolidated financial statements which are included elsewhere in this document. The statement of operations data for the years ended September 30, 1994 and 1993 and the balance sheet data at September 30, 1995, 1994 and 1993 are derived from audited consolidated financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Dollars are stated in thousands, except per-share amounts.

                                             Years Ended September 30,
                              --------------------------------------------------

STATEMENT OF OPERATIONS DATA:      1997      1996      1995      1994      1993
                                   ----      ----      ----      ----      ----
                                          (restated)
Total revenues                  $10,592    $  733  $  8,981  $  3,119   $ 3,891
Net loss                         (5,242)  (15,566)   (6,673)  (10,313) ( 10,989)
Net loss per share                 (.11)     (.39)     (.27)  (  1.03)  (  1.11)
Shares used in computing
    net loss per share           45,790    39,950    24,783     9,977     9,912


                                               September 30,
                              --------------------------------------------------
BALANCE SHEET DATA:                1997      1996      1995      1994      1993
                                   ----      ----      ----      ----      ----
                                          (restated)
Working (deficiency) capital    $(2,284)    $(785)  $10,274  $( 2,114) $  7,115
Total assets                      6,002    16,250    20,124     9,419    14,434
Long term obligations               219        48       493       459       650
Shareholders' (deficit) equity   (1,286)      854    13,368     2,283    11,970

See Note 12 of notes to consolidated financial statements included in Part II,
Item 8 regarding restatement of 1996 data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, failure to satisfy performance obligations, timely product development, changes in economic conditions in various markets the Company serves, uncertainty regarding the Company's patents and propriety rights, as well as the other risks detailed in this section. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

OVERVIEW

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs. BTi is focusing the development of its MSI systems on large potential commercial market applications such as brain surgery, the diagnosis and surgical planning for treatment of epilepsy and life-threatening cardiac arrhythmias.

Twenty-one Magnes systems were installed in medical and research institutions worldwide at the end of fiscal 1997. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 100 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. As of September 30, 1997 the Company had shipped eight Magnes 2500 WH systems and received seven final acceptances from customers.

The current price of BTi's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been in foreign markets. The Company generally prices its European sales in the currency of the country in which the product is sold and the prices of such products in dollars will vary as the value of the dollar fluctuates against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales. The Company periodically enters into forward exchange contracts to partially hedge such foreign currency exposure.

Due to substantial product research and development expenses and low unit sales, the Company has incurred net losses every year since fiscal 1982. Since concentrating on the development of its MSI systems in 1984, the Company's corporate strategy and commitment of resources have focused on long-term product applications and continued product development rather than near-term operating performance. Since the development of the Magnes 2500 WH system was substantially completed in fiscal year 1996, the Company has significantly reduced product and applications development expenses and expects that such expenditures will continue at comparatively reduced levels in 1998.

In December 1996, the Company reported a restructuring of its operations due to lower short-term market projections for its MSI systems. As part of the restructuring, D. Scott Buchanan, Ph.D. assumed the responsibilities of President and CEO. The restructuring also resulted in a reduction of 44 employees.

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 1997. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user and at current sales volumes, the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

RESULTS OF OPERATIONS

The consolidated financial statements and notes thereto which appear in Part II,
Item 8 should be read in conjunction with the following review:

FISCAL YEARS ENDED SEPTEMBER 30, 1997 AND 1996

Results of operations improved in fiscal 1997 compared to fiscal 1996 primarily due to the receipt of seven final customer acceptances of Magnes 2500 WH systems and the Company's restructuring which began in December 1996. The restructuring reduced headcount by 44 employees, resulting in scaling back and cost savings in general and administrative, marketing and sales, and research and development expenses.

Product revenues for fiscal 1997 totaled $10,131,000 as compared to $168,000 in fiscal 1996. Increased product revenues in fiscal 1997 resulted primarily from customer acceptances of seven Magnes 2500 WH systems. The Company's product revenues in fiscal 1996 consisted solely of Magnes components as no Magnes systems were accepted by customers.

Service revenues for fiscal 1997 totaled $395,000 as compared to $565,000 in fiscal 1996, a decrease of 30%. The reduction in service revenue is the result of first year service contracts on Magnes I and Magnes II systems having been substantially completed in 1996 for units shipped in 1995. Service contracts pertaining to the Magnes 2500 WH systems did not commence until final customer acceptances were received in the second quarter of fiscal 1997.

Product costs totaled $6,333,000 in fiscal 1997 as compared to $2,565,000 in fiscal 1996. Product costs increased due to sales of seven Magnes systems in fiscal 1997 as compared to no system sales in fiscal 1996.

Research and development expenses totaled $2,953,000 as compared to $7,767,000 in fiscal 1996. The decrease of 62% is related to substantial completion of the development of the Magnes 2500 WH system in fiscal 1996 and the Company's restructuring in fiscal 1997 which resulted in reduced payroll and related research and development costs.

Marketing and sales expenses totaled $1,902,000 in fiscal 1997 as compared to $2,798,000 in fiscal 1996, a decrease of 32%. The decrease was primarily due to the restructuring of operations, including a reduction in marketing and sales personnel, which commenced in December 1996.

General and administrative expenses totaled $2,190,000 for fiscal 1997 as compared to $2,958,000 for fiscal 1996, a decrease of 26% attributed to the restructuring of the Company's operations and reduction of administrative personnel.

Interest expense totaled $2,339,000 for fiscal 1997 as compared to $788,000 for fiscal 1996. Interest expense consisted primarily of a non-cash cost of $2,250,000 and $750,000 in fiscal 1997 and 1996 respectively, pertaining to the conversion feature of a note payable to shareholder. (See Note 12 to consolidated financial statements included in Part II, Item 8).

FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

As a result of delays in completion of the Magnes 2500 WH system development, no systems sales were made during fiscal year 1996, which contributed to the $8,893,000 increase in the Company's net loss as compared to fiscal 1995. Research and development expenses increased by $2,260,000 from the prior year as a result of increased efforts to substantially complete the development of the Magnes 2500 WH system. In addition, marketing and sales expenditures increased in fiscal 1996 as compared to fiscal 1995 as a result of the Company's increased efforts to obtain additional sales contracts in the highly competitive and limited market in which the Company operates. General and administrative expenses increased primarily as the result of the $319,000 write-off of certain patent costs related to the Company's Magnes II system that had been previously capitalized but are no longer considered to have value due to the Company's decision to focus primarily on the production of the Magnes 2500 WH system. The Company will, however, produce Magnes II systems in the future as orders are received. There can be no assurance that any such orders will be received in the future.

Revenue from product sales and service decreased 92% in fiscal 1996 to $733,000 from $8,981,000 in fiscal 1995. Revenue in fiscal 1996 consisted of service and components revenue and no Magnes system sales, as compared to fiscal 1995, in which revenue consisted of both service and components revenue and four Magnes II systems sales. Sales to SMI represented approximately 6% and 19% of total sales for fiscal years 1996 and 1995, respectively.

The $2,398,000 excess of production costs over product sales is primarily attributable to an approximate $900,000 increase in the Company's provision for obsolescence associated with the Magnes II systems. This provision was made in light of the Company's decision to focus primarily on the production of the Magnes 2500 WH system. The Company will resume production of Magnes II systems in the future if orders are received. However, there can be no assurance that any such orders will be received in the future.

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

Interest expense increased 38% in fiscal 1996 to $788,000 from $573,000 in fiscal 1995 as the net result of a $750,000 non-cash interest charge in 1996 related to the conversion feature of the note payable to shareholder entered into in August 1996, and the conversion of short-term notes in exchange for the issuance of common stock that occurred in fiscal 1995.

The Company recorded a net loss of $15,566,000 in fiscal 1996 and $6,673,000 in fiscal 1995. The increased loss was primarily due to lack of system acceptances, increased research and development expenses, increased marketing and sales expenses, and additional production costs, including the increase in the Company's provision for inventory obsolescence as well as the write-off of patent costs.

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

The gross profit margin on product sales in fiscal 1995 was 49%, a 28% increase over 1994. The improvement in gross margin was primarily the result of volume related manufacturing efficiencies and reduction in production costs.

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

Marketing and sales plus general and administrative expenses in fiscal 1995 totaled $4,670,000 versus $3,959,000 in the prior fiscal year. These expenses represented 52% and 127% of total revenues in fiscal 1995 and 1994, respectively. General and administrative expenses totaled $2,300,000 in fiscal 1995, representing a slight decline from fiscal 1994. Fiscal 1994 general and administrative expenses included nonrecurring expenses of $423,000 related to an uncompleted public offering of common stock. Considering only recurring expenses, the increase from fiscal 1994 to 1995 in general and administrative expenses resulted primarily from higher personnel costs and higher insurance costs. Total marketing and sales expenses increased $740,000 over the prior year as a result of higher expenditures for sales support and marketing activities. This included the addition of a Vice President of Sales and Marketing, the transfer of personnel noted above and associated program expenses.

Interest expense increased to $573,000 in fiscal 1995 from $391,000 in the prior fiscal year as a result of continued short-term debt financing and an increase in short-term borrowing.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's current liabilities exceeded current assets, resulting in a working capital deficiency of $2,284,000. At September 30, 1996, the Company had a working capital deficiency of $785,000. The net increase in the working capital deficiency is primarily due to the release of customer deposits that were being held as restricted cash until the final acceptances of the Magnes 2500 WH systems which reduced the deficiency, offset by negative cash flows from operations and the $2,250,000 of debt discount amortization on the convertible note payable to shareholder, which increased the deficiency. Restricted cash similarly decreased from $6,585,000 to $692,000 as a result of these final acceptances and payment of executive termination costs. Cash and cash equivalents and short-term investments, exclusive of any restricted cash, declined by $1,267,000 to $1,229,000 at September 30, 1997. The Company's operations were funded by existing cash and short-term investment resources, the release of restricted cash, and a working capital loan from Dassesta, a principal shareholder.

Capital equipment expenditures totaled $145,000 in fiscal 1997 compared to $577,000 in fiscal 1996. The Company anticipates that capital equipment expenditures will amount to less than $100,000 in fiscal 1998.

BTi has financed its operations largely through private and public sales of equity and debt securities. In August 1996, the Company entered into a loan agreement with Dassesta International S.A. ("Dassesta") for $3,000,000 bearing interest at 9% per annum, maturing in February 1997. Under the terms of the agreement , the note plus accrued interest was convertible at the option of the company into common shares upon execution of the agreement at $.40 per share or by Dassesta upon the earlier of maturity, default, or significant change in ownership of BTi at $.40 per share. The Company converted the $3,000,000 loan principal and related accrued interest of $87,040 into 7,717,602 shares of the Company's common stock on December 31, 1996.

In May 1997, the Company entered into a loan facility with Dassesta International, S.A. ("Dassesta"), the Company's then controlling shareholder. The loan facility provides for maximum borrowings of $1,700,000 and expires on December 31, 1998. Interest accrues on outstanding principal at 10% and is payable on December 31, 1997 and 1998. The loan is collateralized by certain of the Company's accounts receivable and requires principal repayment upon collection of such receivables. As of September 30, 1997, the Company had $975,000 outstanding under the loan which was repaid subsequent to year end. (see Notes 1 and 8 to consolidated financial statements included in Part II, Item 8.)

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and 1,500,000 additional unregistered shares of common stock to Bank Leu under Regulation S at .50 per share. Consideration received by the Company in relation to the common stock sales consisted of cash totaling $793,000 and cancellation of its loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the on-going development and commercialization of the Company's products through September 30, 1998 are expected to substantially exceed cash projected to be generated from operations. Management is currently negotiating with several private overseas investors, including Dassesta and members of the Company's Board of Directors to obtain further equity financing. The Company hopes to raise such additional equity financing and anticipates meeting its obligations in the normal course of business through fiscal 1998. However, there can be no assurance that the Company will be able to obtain such additional financing. Without such additional financing, there is substantial doubt concerning the Company's ability to operate as a going concern. The Company believes that its current cash including the proceeds from the December 1997 sale of 5,500,000 unregistered shares of common stock is sufficient to support its operating needs through February 1998. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and asset and liability carrying amounts do not purport to represent realizable settlement values. (See "Risks and Uncertainties")

RISKS AND UNCERTAINTIES

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to medical research institutions. The Company incurred net losses of $5,242,000, $15,566,000, and $6,673,000 in fiscal 1997, 1996, and 1995, respectively and has reported losses in every year since 1982. The Company also has negative cash flows from operations of $2,032,000, $12,808,000 and $4,402,000 in fiscal 1997, 1996, and 1995, respectively. At September 30 1997, the Company has an accumulated deficit of $85,855,000 and a working capital deficiency of $2,284,000. Management anticipates that capital and working capital requirements in fiscal 1998 will substantially exceed cash projected to be generated by operations.

The Company currently anticipates that its existing capital resources, including the net proceeds from the December 1997 sales of stock to Dassesta and Bank Leu and the reduction in the scope of its operations will be sufficient to provide operating capital required to meet its obligations in the normal course of business through February 1998.

The Company is dependent on its current Magnes 2500 WH system as its principal product for which there are currently limited clinical applications. Additional clinical applications development needs to be conducted with the MSI system at major medical centers before the Company can begin to penetrate the commercial clinical market. There can be no assurance that a commercial market will develop for diagnostic or monitoring uses of the MSI system. A continued lack of clinical applications and commercial market for the Company's Magnes 2500 WH system would have a material adverse impact on the Company's financial position, results of operations, and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date reimbursements from third party payors are on a case-by-case basis. As of December 31, 1997, there have been limited reimbursements from third party payors in the U.S. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition is likely to affect future profitability of the Company's Magnes 2500 WH system, the extent of which is not presently determinable.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997 and the reports of independent accountants are included in this report as listed in the index on page 31 of this report ( Item 14 (a)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information required for this item is set forth in Form 8-K dated September 26, 1997 and filed with the Securities and Exchange Commission on October 2, 1997 and is incorporated by reference as part of this report.

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required for this item with respect to directors and executive officers is set forth in the sections entitled "Election of Directors", "Security Ownership of Management-Business Experience of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders "Proxy Statement", to be filed with the Commission within 120 days of the Company's fiscal year end, which sections are incorporated herein by reference.

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

                         PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements

               Report of Independent Public Accountants. . . . . . . .   38

               Report of Independent Accountants . . . . . . . . . . . . 39

               Report of Independent Accountants on Financial
               Statement Schedule. . . . . . . . . . . . . . . . . . . . 40

               Consolidated Balance Sheets at September 30, 1997 and
               1996. . . . . . . . . . . . . . . . . . . . . . . . . . . 41

               Consolidated Statements of Operations for the three years
               ended September 30, 1997. . . . . . . . . . . . . . . . . 42

               Consolidated Statement of Shareholders' (Deficit) Equity
               for the three years ended September 30, 1997. . . . . . . 43

               Consolidated Statements of Cash Flows for the three years
               ended September 30, 1997. . . . . . . . . . . . . . . . . 44

               Notes to Consolidated Financial Statements. . . . . . . . 45

          (2)  Financial Statement Schedule

               Schedule II - Consolidated Valuation and Qualifying Accounts

               All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          (3)  Exhibits

               The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

     (b)  Reports on Form 8-K during the fourth quarter:

          A Current Report on Form 8-K dated September 26, 1997 was filed by the Company on October 2, 1997 reporting the change in the Company's independent accountants.

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

     No.       Description of Document

 10.48 (3)Exclusive Patent and Technology License Agreement dated July 15, 1991 between the Company and Stanford University (with certain confidential portions omitted).

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

 10.69 (6) Loan and Security Agreement with a bank dated December 13, 1994.

 10.70 (6) Schedule to Loan and Security Agreement dated December 13, 1994.

10.71 (11) Offshore Subscription Agreement between the Company and Dassesta
           International S.A. (Numbered originally as Exhibit 2.1).

10.72 (11) Form of Offer Letter to Holders of 10% Secured Promissory Notes
           (Numbered originally as Exhibit 2.2).

10.73(12)  Offshore Note Purchase Agreement between the Company and Dassesta
           International, S.A. dated  August 13, 1996.

10.74(12)  Convertible Advance Promissory Note  with Dassesta International
           S.A.

10.75      Extension of Sumitomo Metal Industries, Ltd. dated January 23, 1997.

   21     Subsidiary of the Company (Biomagnetic Technologies, Gmbh)

   23.1   Consent of Arthur Andersen LLP

   23.2   Consent of Price Waterhouse LLP

   24     Power of Attorney.

   27.1   Financial Data Schedule-1997

   27.2   Financial Data Schedule-1996 (restated)

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

(10) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in Fiscal 1995 Form 10-K

(11) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in the Company's Current Report on Form 8-K, filed April 14, 1995.

(12) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in Fiscal 1996 Form 10-K

+    Management contract or compensatory plan or arrangement.

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

BIOMAGNETIC TECHNOLOGIES, INC.



By   /s/ D. Scott Buchanan                                    January 14, 1998
     ---------------------                                    ----------------
     D. Scott Buchanan                                        Date
     President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ D. Scott Buchanan                             January 14, 1998
     ---------------------                             ----------------
     D. Scott Buchanan                                 Date
     President, Chief Executive Officer
     Director


By   /s/ Herman Bergman                                January 14, 1998
     ------------------                                ----------------
     Herman Bergman                                    Date
     Vice President Finance, Chief Financial Officer,
     Chief Accounting Officer, Corporate Secretary



By             *                                       January 14, 1998
                                                       ----------------
     Jerry C. Benjamin, Director                       Date


By             *                                       January 14, 1998
                                                       ----------------
     Martin P. Egli, Director                          Date


By             *                                       January 14, 1998
                                                       ----------------
     Enrique Maso, Chairman of the Board               Date



By             *                                       January 14, 1998
                                                       ----------------
     James V. Schumacher, Director                     Date



*By  /s/ D. Scott Buchanan
     ---------------------
     D. Scott Buchanan
     (Attorney-in-Fact)

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Biomagnetic Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Biomagnetic Technologies, Inc. (a California corporation) and subsidiary as of September 30, 1997, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomagnetic Technologies, Inc. and subsidiary as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations, has net capital and working capital deficiencies and short-term liquidity concerns that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects, as of and for the year ended September 30, 1997, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


San Diego, California                                  /s/ ARTHUR ANDERSEN LLP
December 19, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biomagnetic Technologies, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' (deficit) equity and of cash flows as of and for each of the two years in the period ended September 30, 1996 (appearing on pages 41 through 44 of the Biomagnetic Technologies, Inc. Form 10-K) present fairly, in all material respects, the financial position, results of operations and cash flows of Biomagnetic Technologies, Inc. and its subsidiary as of and for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Biomagnetic Technologies, Inc. for any period subsequent to September 30, 1996.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements referred to above do not include any adjustments that might result form the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, the Company has restated certain 1996 balances to comply with a March 1997 announcement by the staff of the Securities and Exchange Commission on accounting for convertible securities having beneficial conversion features.


/s/ PRICE WATERHOUSE LLP

San Diego, California
January 10, 1997, except as to Note 12, which is as of December 19, 1997

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Shareholders of Biomagnetic Technologies, Inc.:

Our audits of the consolidated financial statements of Biomagnetic Technologies, Inc. and its subsidiary referred to in our report dated January 10, 1997, except as to Note 12, which is as of December 19, 1997, appearing on page 39 also included an audit of the Financial Statement Schedule II of Biomagnetic Technologies, Inc. and its subsidiary as of and for each of the two years in the period ended September 30, 1996 appearing on page 60. In our opinion, this Financial Statement Schedule of Biomagnetic Technologies, Inc. and its subsidiary present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP

San Diego, California
January 10, 1997, except as to Note 12, which is as of December 19, 1997

                        BIOMAGNETIC TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                        1997               1996
                                                                                    (Restated Note 12)
                                                                   --------------   ------------------
ASSETS
Cash and cash equivalents                                           $  1,228,734        $  1,752,092
Short-term investments                                                         -             744,138
Restricted cash and short-term investments                               500,181           6,084,555
Accounts receivable, less allowance for doubtful
  accounts of  $10,420 in 1997 and 1996                                  398,454              16,731
Inventories                                                            2,387,975           5,627,515
Prepaid expenses and other current assets                                269,457             337,792
                                                                   --------------   ------------------
Total current assets                                                   4,784,801          14,562,823
                                                                   --------------   ------------------
Net property and equipment                                               526,444             907,964
Investment in Magnesensors                                               160,000                   -
Restricted cash                                                          192,020             500,000
Other assets                                                             339,063             278,814
                                                                   --------------   ------------------
TOTAL ASSETS                                                        $  6,002,328        $ 16,249,601
                                                                   --------------   ------------------
                                                                   --------------   ------------------

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable                                                    $  1,340,992        $  2,632,917
Accrued liabilities                                                      934,012           1,896,245
Accrued salaries and employee benefits                                   511,843             860,155
Customer deposits                                                      2,172,160           9,208,326
Deferred revenue                                                       1,134,938                   -
Note payable to shareholder                                              975,000             750,000
                                                                   --------------   ------------------
Total current liabilities                                              7,068,945          15,347,643
Other long-term liabilities                                              219,489              48,070
                                                                   --------------   ------------------
Total liabilities                                                      7,288,434          15,395,713
                                                                   --------------   ------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock -- no par value, 100,000,000 shares authorized;
Shares issued and outstanding 47,720,887 in 1997 and
39,974,222 in 1996                                                    81,568,769          78,467,197
Additional paid-in capital                                             3,000,000           3,000,000
Accumulated deficit                                                  (85,854,875)        (80,613,309)
                                                                   --------------   ------------------
Total shareholders' (deficit) equity                                  (1,286,106)            853,888
                                                                   --------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT (EQUITY)                $  6,002,328        $ 16,249,601
                                                                   --------------   ------------------
                                                                   --------------   ------------------

               See Notes to Consolidated Financial Statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years Ended September 30,
                                                1997                  1996                  1995
                                                               (Restated, Note 12)
                                          ----------------     -----------------      ----------------
REVENUES
  Products                                 $  10,130,727         $      167,684          $  8,771,502
  Product services                               395,327                564,921               209,756
  Contract research                               65,838                      -                     -
                                          ----------------     -----------------      ----------------
                                              10,591,892                732,605             8,981,258

COST OF REVENUES
  Product                                      6,333,270              2,565,454             4,454,992
  Product  services                              466,763                111,173                68,854
  Contract research                               64,771                      -                     -
                                          ----------------     -----------------      ----------------
                                               6,864,804              2,676,627             4,523,846

                                          ----------------     -----------------      ----------------
GROSS MARGIN                                   3,727,088             (1,944,022)            4,457,412

OPERATING EXPENSES
  Research and development                     2,953,009              7,767,199             5,507,054
  Marketing and sales                          1,902,157              2,798,248             2,369,974
  General and administrative                   2,189,878              2,957,571             2,299,974
                                          ----------------     -----------------      ----------------
                                               7,045,044             13,523,018            10,177,002
                                          ----------------     -----------------      ----------------
OPERATING LOSS                                (3,317,956)           (15,467,040)           (5,719,590)

  Interest expense                            (2,339,439)              (788,291)             (573,261)
  Interest income                                223,565                524,895               528,987
  Other income (expense), net                    193,064                164,623              (314,234)
                                          ----------------     -----------------      ----------------

LOSS BEFORE EXTRAORDINARY LOSS                (5,240,766)           (15,565,813)           (6,078,098)

  Extraordinary loss                                   -                      -              (594,715)
                                          ----------------     -----------------      ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES        (5,240,766)           (15,565,813)           (6,672,813)
  Provision for Income Taxes                         800                      -                     -
                                          ----------------     -----------------      ----------------

NET LOSS                                   $  (5,241,566)        $  (15,565,813)         $ (6,672,813)
                                          ----------------     -----------------      ----------------
                                          ----------------     -----------------      ----------------

NET LOSS PER SHARE
  Loss before extraordinary loss                   $(.11)                 $(.39)                $(.25)
  Extraordinary loss                                   -                      -                  (.02)
                                          ----------------     -----------------      ----------------
  Net loss                                         $(.11)                 $(.39)                $(.27)
                                          ----------------     -----------------      ----------------
                                          ----------------     -----------------      ----------------

Weighted Average Number of
  Common Shares Outstanding                   45,789,916             39,950,047            24,782,800
                                          ----------------     -----------------      ----------------
                                          ----------------     -----------------      ----------------

                             See Notes to Consolidated Financial Statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                    Common Stock     Additional       Accumulated
                                                       Shares          Amount      Paid-In Capital      Deficit           Total
                                                   --------------  --------------  ---------------  ---------------  --------------
BALANCE, SEPTEMBER 30, 1994                            10,027,697   $  60,657,544     $          -   $ (58,374,683)   $  2,282,861
Exercise of stock options                                  33,000          18,480                -               -          18,480
Sale of common stock, net of issuance costs            25,000,000      14,790,880                -               -      14,790,880
Common stock issued upon debt extinguishment            4,860,477       2,948,686                -               -       2,948,686
Net loss                                                        -               -                -      (6,672,813)     (6,672,813)
                                                   --------------  --------------  ---------------  ---------------  --------------
BALANCE, SEPTEMBER 30, 1995                            39,921,174      78,415,590                -     (65,047,496)     13,368,094
Exercise of stock options                                  26,765          17,965                -               -          17,965
Stock issued to Employee Stock Purchase
  Plan participants                                        26,283          33,642                -               -          33,642
Interest cost for conversion feature of note
  payable to shareholder (Restated,  Note 12)                   -               -        3,000,000               -       3,000,000
Net loss (Restated,  Note 12)                                   -               -                -     (15,565,813)    (15,565,813)
                                                   --------------  --------------  ---------------  ---------------  --------------
BALANCE, SEPTEMBER 30, 1996
  (RESTATED,  NOTE 12)                                 39,974,222      78,467,197        3,000,000     (80,613,309)        853,888
Exercise of stock options                                  29,063          14,532                -               -          14,532
Conversion of note payable to shareholder
  and related accrued interest to common stock          7,717,602       3,087,040                -               -       3,087,040
Net loss                                                        -               -                -      (5,241,566)     (5,241,566)
                                                   --------------  --------------  ---------------  ---------------  --------------
BALANCE, SEPTEMBER 30, 1997                            47,720,887   $  81,568,769     $  3,000,000   $ (85,854,875)   $ (1,286,106)
                                                   --------------  --------------  ---------------  ---------------  --------------
                                                   --------------  --------------  ---------------  ---------------  --------------

                              See Notes to Consolidated Financial Statements

                           BIOMAGNETIC TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years ended September 30,
                                                                    1997                1996             1995
                                                                                (Restated, Note 12)
                                                                -----------     -------------------  ------------
OPERATING ACTIVITIES
Net loss                                                        $(5,241,566)       $(15,565,813)     $ (6,672,813)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Interest cost for conversion feature
      of note payable to shareholder                              2,250,000             750,000                 -
    Loss on disposition of assets                                     9,401             345,677                 -
    Extraordinary loss                                                    -                   -           594,715
    Depreciation and amortization                                   437,552           1,248,141         1,275,891
    Amortization of debt issue costs                                      -                   -           265,000
    Changes in operating assets and liabilities:
      Restricted cash                                             5,892,354          (5,484,555)       (1,104,583)
      Accounts receivable                                          (381,723)            757,888          (651,757)
      Inventories                                                 3,239,540          (3,150,721)         (279,117)
      Prepaid expenses and other current assets                      68,335             118,314           (36,668)
      Other assets                                                  (60,249)            283,742           (51,215)
      Accounts payable                                           (1,291,925)          2,435,363          (303,897)
      Accrued liabilities                                          (875,193)           (311,674)          146,031
      Accrued salaries and employee benefits                       (348,312)            249,582            82,262
      Customer deposits                                          (7,036,166)          5,352,139         2,299,951
      Deferred revenue                                            1,344,938                   -                 -
      Other liabilities                                             (38,581)            164,147            33,960
                                                                -----------         -----------      ------------
Net cash used in operating activities                            (2,031,595)        (12,807,770)       (4,402,240)
                                                                -----------         -----------      ------------
INVESTING ACTIVITIES
Investment in Magnesensors                                          (80,000)                  -                 -
Change in short-term investments, net                               744,138           9,771,564        (7,894,280)
Payments for property and equipment                                (145,433)           (577,237)         (452,732)
                                                                -----------         -----------      ------------
Net cash provided by (used in) investing activities                 518,705           9,194,327        (8,347,012)
                                                                -----------         -----------      ------------
FINANCING ACTIVITIES
Proceeds from issuance  of common stock,
   net of issuance costs                                             14,532              51,607        14,809,360
Proceeds from notes payable to shareholder                          975,000           3,000,000         2,318,182
Principal repayments on notes payable to shareholder                      -                   -        (2,818,182)
                                                                -----------         -----------      ------------
Net cash provided by financing activities                           989,532           3,051,607        14,309,360
                                                                -----------         -----------      ------------

NET (DECREASE) INCREASE  IN CASH                                   (523,358)           (561,836)        1,560,108
AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS AT                                      1,752,092           2,313,928           753,820
BEGINNING OF YEAR

CASH AND CASH EQUIVALENTS AT                                    -----------         -----------      ------------
END OF YEAR                                                     $ 1,228,734        $  1,752,092       $ 2,313,928
                                                                -----------         -----------      ------------
                                                                -----------         -----------      ------------


            See Notes to Consolidated Financial Statements.

NOTE 1.  BUSINESS, RISKS AND UNCERTAINTIES

Biomagnetic Technologies, Inc. (the "Company"), founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems to medical institutions located in the United States, Europe and Japan. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of a broad range of disorders.

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to medical research institutions. The Company is dependent on its current Magnes 2500WH system as its principal product for which there are currently limited clinical applications. Additional clinical applications development needs to be conducted with the MSI system at major medical centers before the Company can begin to penetrate the commercial clinical market. There can be no assurance that a commercial market will develop for diagnostic or monitoring uses of the MSI system. A continued lack of clinical applications and commercial market for the Company's Magnes 2500WH system would have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date reimbursements from third party payors are on a case-by-case basis. As of December 31, 1997, there have been limited reimbursement from third party payors in the US Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the US government will authorize or budget for such procedures in the future.
 If widespread availability of reimbursement from the government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse impact on the Company's financial position, results of operations and cash flows.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition is likely to affect potential future profitability of the Company's Magnes 2500WH system, the extent of which is not presently determinable.

The Company incurred net losses of $5,242,000, $15,566,000, and $6,673,000 in fiscal 1997, 1996, and 1995, respectively, and has reported losses in every year since 1982. The Company also has negative cash flows from operations of $2,032,000, $12,808,000, and $4,402,000 in fiscal 1997, 1996 and 1995, respectively. At September 30, 1997 the Company has an accumulated deficit of $85,855,000, a net capital deficit of $1,286,000 and a working capital deficiency of $2,284,000. Management anticipates that capital and working capital requirements in fiscal 1998 will substantially exceed cash projected to be generated by operations.

Management is currently in negotiations with several private investors to obtain additional equity financing which would be effected through the sale of unregistered shares of common stock of the Company under Regulation S. Dassesta International S.A. and certain members of the Company's Board of Directors have expressed an interest in participating in the proposed sale of shares. There is no assurance that Dassesta or such individuals will provide any financing to the Company or provide financing on terms acceptable to the Company. Additionally, there is no assurance that equity or other forms of financing from other sources will be available to the Company, or on terms acceptable to the Company.

Management currently expects, and is operating under the assumption that, the Company will be able to obtain such additional financing on acceptable terms. Management intends to use the additional financing, if obtained, to fund working capital needs and to manufacture and place additional Magnes 2500 Whole Head systems in leading medical institutions. Such medical institutions, in conjunction with the Company, will continue the development of clinical applications for the Magnes 2500WH system and perform clinical research to prove its efficacy and economic viability for the epilepsy market. The objective of such development and research is the attainment of wide spread acceptance of the Company's MSI technology by medical professionals and general reimbursement authorization for MSI epilepsy procedures by government insurance programs including Medicare and Medicaid and by private insurers.

In May 1997, the Company entered into a loan facility with Dassesta International, S.A. ("Dassesta"), the Company's then controlling shareholder. The loan facility provides for maximum borrowings of $1,700,000 and expires on December 31, 1998. Interest accrues on outstanding principal at 10% and is payable on December 31, 1997 and 1998. The loan is collateralized by certain of the Company's accounts receivable and requires principal repayment upon collection of such receivables. As of September 30, 1997, the Company had $975,000 outstanding under the loan which was repaid subsequent to year end. (see Note 8)

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and an additional 1,500,000 unregistered shares of common stock to Bank Leu under Regulation S at $.50 per share. Consideration received by the Company in relation to the common stock sales consisted of cash totaling $793,000 and cancellation of loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

The Company currently anticipates that its existing cash resources, including the proceeds from the December 1997 sale of 5,500,000 unregistered shares of common stock will be sufficient to provide operating capital required to meet its obligations in the normal course of business through February 1998.

The Company's current financial condition, the uncertainty regarding its ability to raise additional capital and the uncertainty and risks associated with future operations raise substantial doubt about the Company's ability to operate as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties and asset and liability carrying amounts do not purport to represent realizable settlement values.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and Biomagnetic Technologies GmbH, a wholly owned foreign subsidiary located in Germany. All material intercompany balances and transactions have been eliminated in consolidation. As of October 1, 1997, the subsidiary was dissolved as a separate legal entity but continues to operate as a branch office.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term highly liquid investments purchased with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value.

SHORT-TERM INVESTMENTS

Management determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments as "available-for-sale" at September 30, 1996. Gross realized gains and losses on the Company's available-for-sale securities were not significant.

RESTRICTED CASH

Restricted cash consists of cash balances required to be held under contractual obligation to provide future services pertaining to sales of MSI systems and amounts held in trust for executive termination costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS

It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their related fair values.

INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of estimated useful life or the related lease term. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of related assets are capitalized.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets on an exception basis when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting For Income Taxes. " Deferred income tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

REVENUE RECOGNITION

Standard terms of product sales typically provide for payment of 40% of the purchase price upon placement of the order, 40% upon shipment and the remaining 20% upon final customer acceptance. Revenue from product sales is recognized at the time of customer acceptance. Standard terms of sale also include a one year service period following the sale. The Company defers and recognizes service revenues over the related service period.

STOCK-BASED COMPENSATION ACCOUNTING

In 1995, the Financial Accounting Standards Board issued SFAS No. 123 , "Accounting for Stock-Based Compensation. " The Company adopted SFAS No. 123 in fiscal 1997. The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has provided pro forma disclosures as if the fair value based method prescribed by SFAS No. 123 had been utilized.

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

FOREIGN CURRENCY REMEASUREMENT

The functional currency of the Company's foreign subsidiary is the US dollar. The monetary assets and liabilities of the foreign subsidiary are translated into US dollars at the exchange rate in effect at the balance sheet date while nonmonetary items are translated at historical rates. Revenue and expenses are translated at the average exchange rate for the period, except cost of sales and depreciation, which are translated at historical rates. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated operations. For the years ended September 30, 1997, 1996 and 1995 such gains (losses) totaled approximately $(17,000), $136,000, and $(96,000), respectively.

OFF-BALANCE SHEET RISK

The Company has a $5,000,000 letter of credit and foreign exchange credit facility with a bank which is secured by restricted cash and short-term investments at September 30, 1997. The Company utilizes standby letters of credit to secure European bank guarantees issued to European customers for advance deposits on sales. At September 30, 1996 there were outstanding letters of credit amounting to $3,128,000.

The Company periodically enters into forward exchange contracts to hedge foreign currency exposure associated with certain identifiable foreign currency commitments entered into in the ordinary course of business. Gains and losses incurred on forward contracts associated with sales orders are deferred and included in the basis of the underlying sales transaction. Gains and losses are recognized when the offsetting gains and losses are recognized in the related hedged items. At September 30 1997, the Company did not have any open forward exchange contracts. At September 30, 1996 the Company had forward exchange contracts to purchase approximately $5,995,000 of Deutsche marks and French francs.

RECENT AUTHORITATIVE PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 revises the computation of earnings per share and requires certain additional disclosures. SFAS No. 129 requires additional disclosure regarding the Company's capital structure. Both standards will be adopted in the fourth quarter of fiscal 1998. The adoption of these standards will not have a material effect on the Company's financial position or results of operations as they pertain to disclosure only.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in condensed financial statements of interim periods issued to shareholders. Both standards are required to be adopted during fiscal 1998. The adoption of these standards will not have a material effect on the Company's financial position or results of operations as they pertain to disclosure only.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment which includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping segments: the basic research market, the clinical applications development market, and the commercial clinical market. Substantially all of the Company' revenues have been derived from, and substantially all of the Company's assets
have been devoted to,  the basic research  market.   The following represents
information about operations in different geographic areas pertaining to the basic research market:

                                 Years Ended September 30,
                             1997           1996           1995
                         -----------   ------------    -----------
Revenues
  United States          $ 2,401,984   $    198,351    $   318,630
  Germany                  6,995,299        449,895      7,062,483
  Japan                    1,194,609         84,359      1,600,145
                         -----------   ------------    -----------
                         $10,591,892   $    732,605    $ 8,981,258
                         -----------   ------------    -----------
Net loss
  United States          $(5,588,919)  $(13,893,993)   $(6,439,051)
  Germany                    347,353     (1,671,820)      (233,762)
                         -----------   ------------    -----------
                         $(5,241,566)  $(15,565,813)   $(6,672,813)
                         -----------   ------------    -----------
Identifiable assets
  United States          $ 3,162,666   $ 11,628,478    $17,041,388
  Germany                  2,839,662      4,621,123      3,082,862
                         -----------   ------------    -----------
                         $ 6,002,328   $ 16,249,601    $20,124,250
                         -----------   ------------    -----------

NOTE 4.      CUSTOMER CONCENTRATIONS

On average, the Company's MSI systems sell for approximately $1.0 - $2.5 million, resulting in significant concentrations of revenues and accounts receivable. As of September 30, 1997, 84% of accounts receivable pertained to 2 customers. For the years ended September 30, 1997 and 1995, total product revenues were derived from 9 and 4 customers, respectively.

NOTE 5.       FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:
                                                    1997           1996
                                                 ----------     ----------
  Finished goods                                 $  578,702     $1,725,052
  Work-in-process                                 1,527,828      3,356,106
  Raw materials                                     281,445        546,357
                                                 ----------     ----------
                                                 $2,387,975     $5,627,515
                                                 ----------     ----------

Net property and equipment consists of the following:
                                                    1997           1996
                                                 ----------     ----------
 Machinery and equipment                         $7,192,248     $8,880,428
 Office furniture and equipment                     258,376        253,328
 Leasehold improvements                             357,480        341,801
 Construction-in-process                                  -          2,218
                                                 ----------     ----------
                                                  7,808,104      9,477,775
 Less Accumulated Depreciation                   (7,281,660)    (8,569,811)
                                                 ----------     ----------
                                                 $  526,444     $  907,964
                                                 ----------     ----------

Accrued liabilities consist of the following:
                                                     1997          1996
                                                   --------     ----------
 Warranty allowance                                $350,000     $        -
 Customer obligations                               450,000        196,473
 Accrued employment agreement costs                       -        600,000
 Other                                              134,012      1,099,772
                                                   --------     ----------
                                                   $934,012     $1,896,245
                                                   --------     ----------

Included in accounts payable at September 30, 1997 is $219,000 due Dassesta International S.A., the Company's former controlling shareholder, for expenses pertaining to capital financing activities and Board of Directors services.

Supplemental Disclosure of Cash Flow Information:

On December 31, 1996, the Company converted principal outstanding under a note payable to shareholder of $3,000,000 and related accrued interest of $87,040 into 7,717,602 shares of common stock.

In June 1997, the Company contributed property and equipment with a net book value of $80,000 as part of its investment in Magnesensors.

In fiscal 1995, the Company issued 4,882,477 shares of common stock and options to purchase common stock in a non-cash transaction to certain holders of short-term debt in exchange for extinguishment of the obligations under the debt instruments.

During the years ended September 30, 1997, 1996 and 1995, the Company paid approximately the following for :

                                           1997         1996        1995
                                         -------      -------     -------
 Interest                                $89,000      $38,000     $94,000
 Income Taxes                            $   800      $   800     $   800

NOTE 6.   INVESTMENT IN MAGNESENSORS

In June 1997, BTi entered into a collaboration with Quantum Magnetics, Inc., a private company, to form a new company called Magnesensors, Inc. BTi and Quantum Magnetics each own 38% of the outstanding stock of the new company and 24% of the outstanding stock is owned by the management of Magnesensors. BTi licensed certain technology, assigned certain patents and contributed cash and certain property and equipment in connection with the formation of Magnesensors. Magnesensors will continue the development of applications and products using high temperature superconductors. BTi will receive royalty-free licenses to any technology developed by Magnesensors.

BTi accounts for its investment in Magnesensors under the equity method. During fiscal 1997, BTi paid Magnesensors $36,000 for certain services rendered. BTi and Quantum Magnetics have agreed to guarantee a working capital line of credit up to $200,000 for a period of three and one-half years upon the attainment of such line of credit by Magnesensors.

NOTE 7.   INCOME TAXES

The Company's provision for income taxes in fiscal 1997, 1996 and 1995 consists of minimum state taxes.

The components of deferred tax assets at September 30, 1997 and 1996 are as follows:

                                                        1997           1996
                                                    -----------   ------------
 Net operating loss carryforwards                   $ 5,330,000   $  9,321,000
 Tax credits                                            780,000        672,000
 Capitalized research and development costs           1,771,000      1,491,000
 Allowances                                           1,063,000      1,055,000
 Other                                                  397,000        554,000
                                                    -----------   ------------
                                                      9,341,000     13,093,000
 Valuation allowance                                 (9,341,000)   (13,093,000)
                                                    -----------   ------------
 Deferred tax assets                                $         -   $          -
                                                    -----------   ------------

A full valuation allowance for deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The Company has approximately $14,000,000 and $4,650,000 of Federal and State net operating loss carryforwards which will expire at various dates through 2012. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995 and fiscal 1997, the Company's tax loss carryforwards have been limited to a total of approximately $18,650,000 of which approximately $930,000 can be utilized per year as of September 30, 1997.

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

                                                          1997            1996             1995
                                                      -----------     -----------      ------------
 Computed expected federal tax benefit                $(1,834,268)    $(5,448,035)     $ (2,127,334)
 State taxes, net of federal benefit                     (319,687)     (1,266,451)       (1,161,143)
 Changes in valuation reserve                          (3,730,000)      6,318,000       (18,024,000)
 Limitation of net operating loss
  carryforwards                                         4,719,000               -        20,064,203
 Limitation of federal research and
  development credit                                            -               -         1,254,000
 Interest cost for conversion feature
  of note payable to shareholder                          924,750         332,250                 -
 Other                                                    241,005          64,236            (5,726)
                                                      -----------     -----------      ------------
 Provision for income taxes                           $       800     $         -      $          -
                                                      -----------     -----------      ------------


NOTE 8.  DEBT

In May 1997, the Company entered into a loan facility with Dassesta International, S.A. ("Dassesta"), the Company's then controlling shareholder. The loan facility provides for maximum borrowings of $1,700,000 and expires on December 31, 1998. Interest accrues on outstanding principal at 10% and is payable on December 31, 1997 and 1998. The loan is collateralized by certain of the Company's accounts receivable and requires principal repayment upon collection of such receivables. As of September 30, 1997, the Company had $975,000 outstanding under the loan which was repaid subsequent to year end. (see Note 1)

In August 1996, the Company entered into a loan agreement with Dassesta for $3,000,000 bearing interest at 9% per annum, maturing in February 1997. Under the terms of the agreement , the note plus accrued interest was convertible at the option of the Company into common shares upon execution of the agreement at $.40 per share or by Dassesta upon the earlier of maturity, default, or significant change in ownership of BTi at $.40 per share. This conversion price represented a discount from the quoted market price of the Company's common stock on the date of debt issuance. The Company converted the $3,000,000 loan principal and related accrued interest of $87,040 into 7,717,602 shares of the Company's common stock on December 31, 1996. (see Note 12)

In March and April 1995, the Company executed agreements with the holders of $2,210,000 of short-term notes (including $850,000 to related parties) providing for the extinguishment of the note principal plus accrued interest in exchange for the issuance of common stock in connection with the completion of the sale of common stock to Dassesta (Note 10). The conversion agreements provided for i) a 10% increase in the principal balance of the notes for purposes of conversion to common stock, ii) issuance of common stock at a price per share utilized in the Dassesta financing less 10% and iii) a 10% increase in the number of shares of common stock subject to purchase under previously issued option agreements. In April 1995, the Company issued 4,882,477 shares of common stock and certain options to purchase common stock in accordance with the conversion agreements. In fiscal 1995, the Company recorded an extraordinary loss of $594,715, representing the excess of the fair value of common stock and options issued in connection with the conversion over the net carrying value of the notes at conversion.

NOTE 9.  LEASE OBLIGATIONS

The Company leases its office and production facilities and certain equipment under noncancelable operating leases expiring at various dates through February 2003. The Company's main facility lease agreement expires in February 2003.

Future minimum cash payments under operating leases are as follows:

   Year Ending September 30,
            1998                   $  580,000
            1999                      608,000
            2000                      608,000
            2001                      608,000
            2002                      608,000
            Thereafter                253,000
                                   ----------
                                   $3,265,000

Total rent expense under noncancelable operating leases was $508,000, $608,000 and $580,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

NOTE 10. SHAREHOLDERS' EQUITY

COMMON STOCK

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and 1,500,000 additional unregistered shares of common stock to Bank Leu under Regulation S at .50 per share. Consideration received by the Company in relation to the common stock sales consisted of cash totaling $793,000 and cancellation of loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

During August 1996, the Company completed negotiations with its then controlling shareholder, Dassesta for an unsecured working capital loan of $3,000,000 which was to mature on February 14, 1997, bearing interest at 9% per annum. The principal amount of the loan and any accrued interest was convertible at the option of the Company upon execution of the agreement at $.40 per share or at the option of Dassesta upon the earlier of maturity, default, or significant change in ownership of BTi at $.40 per share. The Company elected to convert the $3,000,000 loan and related accrued interest of $87,040 into 7,717,602 shares of common stock on December 31, 1996. (see Notes 8 and 12)

In March 1995, the Company completed the private sale of 25 million shares of common stock at $.60 per share to Dassesta resulting in net proceeds of $14,790,880 after deducting $209,120 of issuance costs. Dassesta provided a $1,500,000 short-term loan prior to the completion of the stock sale, which was repaid at the closing of the transaction.

In April 1995, the Company issued 4,882,477 shares of common stock and certain options to purchase common stock in connection with the extinguishment of $2,210,000 of short-term debt (see Note 8). The Company issued five-year options to purchase 486,200 shares of common stock of the Company at $0.60 per share that replace options previously issued in connection with the issuance of short-term debt in fiscal 1994. At September 30, 1997, options to purchase 464,200 shares of common stock remain outstanding and exercisable.

STOCK OPTION PLANS

The Company has various incentive and non-qualified stock option plans which provide that options to purchase shares of common stock may be granted to key employees and others at an option price of at least fair market value at the date of grant which vest over a maximum period of four years from date of grant. The exercise period for each option is not to exceed 10 years from the date of grant. On December 31, 1996, the Company's 1987 Incentive Stock Option Plan which provided options to purchase up to 5,000,000 shares of common stock expired. At January 1, 1997, a new 1997 Incentive Stock Option Plan was approved by the Board of Directors, authorizing options to purchase 3,000,000 shares of common stock. At September 30 1997, options to purchase 4,327,477 shares of the Company's common stock are exercisable and 2,875,600 shares are available for future grants under the plans.

On December 18 1996, the Board of Directors authorized the revaluation of all outstanding options under its stock option plans to an exercise price of $.50 per share, the closing market value of the Company's stock on that day.

The following table summarizes common stock option plan activity:

                                                             Weighted Average
                                              Options         Exercise Price
                                           -----------       ----------------
Outstanding at September 30, 1994            1,389,097           $  5.45
 Granted                                     1,606,238              1.00
 Canceled                                  (1,140,369)              4.76
                                           -----------       ----------------

Outstanding at September 30, 1995            1,854,966           $  1.64
 Granted                                     2,480,400              1.33
 Canceled                                     (75,134)              1.38
 Exercised                                     (4,765)              1.50
                                           -----------       ----------------


Outstanding at September 30, 1996            4,255,467           $  1.46
 Granted                                     1,510,400               .50
 Canceled                                  (1,409,327)              1.25
 Exercised                                    (29,063)              1.00
                                           -----------       ----------------

Outstanding at September 30, 1997            4,327,477           $  1.18
                                           -----------       ----------------

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under which no compensation cost has been recognized. If the Company had elected to recognize compensation costs based on the fair value on the date of grant for awards in 1997 and 1996, consistent with the provisions of SFAS No. 123, net loss and net loss per share would have been increased to the following amounts:

                                                1997           1996
                                             -----------   ------------
  Pro forma net loss                         $(6,138,480)  $(16,124,427)
  Pro forma net loss per share               $    (  .13)  $     (  .40)


The pro forma effect on net loss for fiscal years 1997 and 1996 may not be representative of the pro forma effect on net loss of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to fiscal 1996.

The weighted-average fair values at date of grant for options granted during fiscal 1997 and 1996 were between $.31 and $1.56 and were estimated using the Black-Scholes option pricing model. The following assumptions were applied:
(i) expected dividend yield of 0%, (ii) expected volatility rate of 2.08,
(iii) expected life of 8 years, and (iv) risk-free interest rates ranging from 5.96% to 6.88%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

EMPLOYEE STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. For the purchase period ended March 31, 1996, the Company issued 26,283 shares of common stock to employees at an average price of $1.28 per share. A total of 212,232 shares of common stock have been authorized for future purchases under the Employee Stock Purchase Plan.

NOTE 11. EMPLOYMENT AGREEMENT

In June 1993, the Company and its former Chief Executive Officer agreed to certain terms of employment. The agreement included a potential future payment to the former Chief Executive Officer of up to $600,000 based upon the price of the Company's common stock and the realized and unrealized gains on stock options granted to him. In addition, the employment agreement provided for the continuation of base salary payments for two years under certain circumstances. Pursuant to terms of the employment agreement, the Company secured potential future payments in a trust fund established on behalf of the Chief Executive Officer. The $600,000 of potential future payout to the Chief Executive Officer is included in accrued liabilities and the related trust fund balance is included in the restricted cash and short-term investments balance as of September 30, 1996. As of September 30, 1997, the related compensation payments had been made. At September 30, 1997 the Company is contingently liable for approximately $265,000 of continuation salary which if paid would be incurred beginning in March 1998.

NOTE 12.  RESTATEMENT OF CERTAIN 1996 BALANCES

The accompanying consolidated financial statements as of and for the year ended September 30, 1996 have been restated to account for the convertible note payable issued to Dassesta during August 1996 in accordance with Topic D-60, announced by the Securities and Exchange Commission staff during March 1997.

In Topic D-60, the Securities and Exchange Commission staff stated that for debt convertible to equity at a price per share discounted from the then quoted market price of the related stock, the discounted amount reflects an incremental yield (beneficial conversion feature) at the time of issuance, which should be recognized as additional interest expense. Based on the quoted market price of the Company's common stock on the date of issuance, the note payable to Dassesta had a beneficial conversion feature of $3,000,000. This beneficial conversion feature has been accounted for as debt discount at the date of issuance and $750,000 was amortized through September 30, 1996. The beneficial conversion feature was not included in the Company's previously filed Form 10-K/A for the year ended September 30, 1996. In accordance with Topic D-60, the Company has restated certain balances in its 1996 financial statements, with the net effect reflecting a non-cash charge in the determination of the Company's net loss and net loss per share.

The effect of the restatement is as follows:

                                     As Previously
Year Ended September 30, 1996          Reported            As Restated
                                     -------------        -------------
Balance Sheet:
 Note payable to shareholder          $  3,000,000         $    750,000
 Additional paid-in capital           $      --            $  3,000,000
 Accumulated deficit                  $(79,863,309)        $(80,613,309)

Statement of Operations:
 Interest expense                     $     38,291         $    788,291
 Net loss                             $(14,815,813)        $(15,565,813)
 Net loss per share                   $       (.37)        $       (.39)

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

Quarterly data, unaudited, for fiscal 1997 is presented below:

                                       First            Second              Third         Fourth
                                      Quarter           Quarter            Quarter        Quarter
 1997                                 -------           -------            -------        -------
 ----
 Net revenues                      $  168,000          $1,555,000         $5,289,000     $3,580,000
 Gross profit                          68,000             499,000          2,385,000        775,000
 Net income (loss)             (i) (4,615,000)  (ii)   (1,178,000)           766,000       (215,000)
 Net income (loss) per share   (i)       (.12)  (ii)         (.03)               .02            .00

  The following adjustments reconcile amounts reported above to the Company's previously filed reports on Form 10-Q:

  ( i) Reflects $250,000 of executive termination costs charged to operations in the fourth quarter of 1997 which should have been expensed in the first quarter of 1997, and $2,250,000 of non-cash interest cost for conversion of note payable to shareholder not previously recorded (see Note 12).
  (ii) Reverses $220,000 of gain on sale of assets to related party reported in the second quarter of 1997.

BIOMAGNETIC TECHNOLOGIES, INC.

SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS


                                                        Balance at     Charged to                 Balance at
                                                        Beginning      Costs and                    End of
Description                                             of Period       Expenses     Deductions     Period
-----------                                             ----------     -----------   ----------   -----------
Allowance for doubtful
  accounts on accounts
  receivable:

Fiscal Year 1997                                          $10,420           ----        ----        $10,420

Fiscal Year 1996                                          $20,115           ----      $9,695(A)     $10,420

Fiscal Year 1995                                          $11,886         $9,695      $1,466(A)     $20,115


(A)   Uncollectible accounts charged against allowance

_______________

Allowance for obsolete
  and slow moving
  inventory:

Fiscal Year 1997                                       $1,650,659       $ 60,000        ----        $1,710,659

Fiscal Year 1996                                       $1,015,692       $918,522    $283,555(B)     $1,650,659

Fiscal Year 1995                                       $  656,149       $499,281    $139,738(B)     $1,015,692

(B)   Sale or disposal of items under allowance