Form 10-Q
period 1997-12-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1998-02-09
CIK 729330

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from________________________to_____________________

                                   1-10285
Commission File Number:
                       ------------------------------------------------------

                            BIOMAGNETIC TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

          California                              95-2647755
--------------------------------------------------------------------------------
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

9727 Pacific Heights Boulevard, San Diego, California          92121-3719
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

     As of February 3, 1998 Registrant had only one class of common stock of which there were 53,344,123 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            BIOMAGNETIC TECHNOLOGIES, INC.
                CONSOLIDATED CONDENSED  BALANCE SHEETS (IN THOUSANDS)

                                                                    DECEMBER 31,
                                                                        1997      SEPTEMBER 30,
                                                                     (UNAUDITED)       1997
                                                                    ------------   -----------
ASSETS
Cash and cash equivalents                                               $  1,027      $  1,229
Restricted cash and short-term investments                                   299           500
Accounts receivable, less allowance for doubtful                             520           398
    accounts of $10
Inventories                                                                2,837         2,388
Prepaid expenses and other current assets                                    135           270
                                                                    ------------   -----------
     Total current assets                                                  4,818         4,785
                                                                    ------------   -----------
Net property and equipment                                                   501           526
Investment in Magnesensors                                                   160           160
Restricted cash                                                              195           192
Other assets                                                                 338           339
                                                                    ------------   -----------
TOTAL ASSETS                                                            $  6,012      $  6,002
                                                                    ------------   -----------
                                                                    ------------   -----------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Accounts payable                                                        $  1,087      $  1,341
Accrued liabilities                                                          899           934
Accrued salaries and employee benefits                                       435           512
Customer deposits                                                          2,172         2,172
Deferred revenue                                                             968         1,135
Note payable to shareholder                                                    -           975
                                                                    ------------   -----------
     Total current liabilities                                             5,561         7,069
Other long-term liabilities                                                  211           219
                                                                    ------------   -----------
     Total liabilities                                                     5,772         7,288
                                                                    ------------   -----------

COMMITTMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT) EQUITY
Common stock -- no par value, 100,000,000 shares
  authorized; 53,344,123 and 47,720,887 shares issued and
  outstanding in December and September, respectively                     84,380        81,569
Additonal paid-in capital                                                  3,000         3,000
Accumulated deficit                                                      (87,140)      (85,855)
                                                                    ------------   -----------
     Total shareholders' (deficit) equity                                    240        (1,286)
                                                                    ------------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT (EQUITY)                      $6,012        $6,002
                                                                    ------------   -----------
                                                                    ------------   -----------


        See notes to consolidated condensed financial statements
                                       2

                            BIOMAGNETIC TECHNOLOGIES, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                      1997            1996
                                                               (Restated Note 6)
                                                  ----------    ----------------
REVENUES
   Product sales                                      $  104            $    33
   Product services                                      167                135
   Contract research                                      53                  -
                                                  ----------    ----------------
                                                         324                168
                                                  ----------    ----------------
COST OF REVENUES
   Product                                               108                 85
   Product services                                      108                 15
   Contract research                                      50                  -
                                                  ----------    ----------------
                                                         266                100
                                                  ----------    ----------------
GROSS MARGIN                                              58                 68
                                                  ----------    ----------------

OPERATING EXPENSES
   Research and development                              409                999
   Marketing, general and administrative                 886              1,514
                                                  ----------    ----------------
                                                       1,295              2,513
                                                  ----------    ----------------
OPERATING LOSS                                        (1,237)            (2,445)
  Interest expense                                       (27)            (2,319)
  Interest income                                         15                 88
  Other income (expense), net                            (36)                61
                                                  ----------    ----------------
NET LOSS                                          $   (1,285)           $(4,615)
                                                  ----------    ----------------
                                                  ----------    ----------------

NET LOSS PER SHARE                                $    (0.03)           $ (0.12)
                                                  ----------    ----------------
                                                  ----------    ----------------

Weighted average number of
   shares outstanding                                 47,871             39,974
                                                  ----------    ----------------
                                                  ----------    ----------------

               See notes to consolidated condensed financial statements

                            BIOMAGNETIC TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED  STATEMENTS OF CASH FLOWS  (UNAUDITED)
                                    (IN THOUSANDS)

                                                                                             Three  Months Ended
                                                                                                  December 31,
                                                                                             1997              1996
                                                                                                       (Restated Note 6)
                                                                                         -----------     --------------
OPERATING ACTIVITES
  Net loss                                                                                $  (1,285)          $  (4,615)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
       Depreciation and amortization                                                             38                 119
       Interest cost for conversion feature of note payable to shareholder                        -               2,250
  Changes in operating assets and liabilities:
     Restricted cash                                                                            198               4,542
     Accounts receivable                                                                       (122)                 (8)
     Inventories                                                                               (449)               (979)
     Prepaid and other current assets                                                           135                 302
     Other assets                                                                                 1                   1
     Accounts payable                                                                          (254)                 (2)
     Accrued liabilities                                                                        (35)               (689)
     Accrued salaries and employee benefits                                                     (77)                (86)
     Customer deposits                                                                            -               1,552
     Deferred revenue                                                                          (167)                  -
     Other liabilities                                                                           (8)                (28)
                                                                                        -----------      --------------
         Net cash provided by (used in) operating activities                                 (2,025)              2,359
                                                                                        -----------      --------------

INVESTING ACTIVITIES
  Change in short-term investments                                                                -              (2,104)
  Payments for property and equipment                                                           (13)                (32)
                                                                                        -----------      --------------
         Net cash used in investing activities                                                  (13)             (2,136)
                                                                                        -----------      --------------

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                                          2,811                   -
  Proceeds from notes payable                                                                   725                   -
  Repayment of notes payable                                                                 (1,700)                  -
                                                                                        -----------      --------------
         Net cash provided by financing activities                                            1,836                   -
                                                                                        -----------      --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (202)                223
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                              1,229               1,752
                                                                                        -----------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $  1,027            $  1,975
                                                                                        -----------      --------------
                                                                                        -----------      --------------

       See notes to consolidated condensed financial statements.
                                     4

                            BIOMAGNETIC TECHNOLOGIES, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of Biomagnetic Technologies, Inc. and its subsidiary (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures made in this report are adequate to make the information not misleading, it is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

As of October 1, 1997 the assets and liabilities of the subsidiary were acquired by Biomagnetic Technologies, Inc. Niederlassung Germany, newly established as a branch office of Biomagnetic Technologies, Inc. Biomagnetic Technologies, GmbH continues to exist as a non-operating wholly owned entity.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 1997 and the results of its operations and its cash flows for the periods presented.

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

Certain prior period balances have been reclassified to conform to the current period presentation.

2.   RISK FACTORS AND GOING CONCERN

The Company's current financial condition, the uncertainty regarding its ability to raise additional capital, and the uncertainty and risks associated with future operations raise substantial doubt about the Company's ability to operate as a going concern. The Company currently anticipates that its existing capital resources will be sufficient to provide operating capital required to meet its obligations in the normal course of business through February 1998.

The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.   NET LOSS PER SHARE

Shares used in computing net loss per share include the weighted average number of common shares outstanding. Common stock equivalents are antidilutive and are excluded from the computation of net loss per share.

4.   INVENTORIES

The composition of inventories is as follows (In thousands):

                                December 31,       September 30,
                                    1997                1997
                                   ------              ------
     Raw materials                $  251              $  281
     Work-in process               2,007               1,528
     Finished goods                  579                 579
                                  ------              ------
                                  $2,837              $2,388
                                  ------              ------
                                  ------              ------

                                          5

5.   MAGNES-Registered Trademark- WHOLE HEAD SYSTEM PRODUCTION

The Company's backlog as of December 31, 1997, amounted to $4,549,000, and is composed primarily of an order for a Magnes 2500 WH shipped in fiscal 1997, but not yet accepted by the customer, an order for an expanded 248-channel sensor, and service revenues on systems shipped in fiscal 1997 and fiscal 1996. As of December 31, 1997, the Company has received related advance payments from customers totaling approximately $3,050,000. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from fiscal period to fiscal period depending upon timing of orders received, installations completed, and customer acceptances received during the reporting period.

6.    RESTATEMENT OF CERTAIN PRIOR PERIOD BALANCES

The accompanying unaudited consolidated condensed financial statements for the three month period ended December 31, 1996 have been restated to (i) reflect $250,000 of executive termination costs charged to operations in the fourth quarter of fiscal 1997 which should have been expensed in the first quarter of fiscal 1997 and (ii) reflect $2,250,000 of non-cash interest cost for the conversion of a note payable to shareholder not previously recorded in accordance with Topic D-60 issued by the Securities and Exchange Commission staff in March 1997.

The effect of the restatement is as follows:

                                               As Previously
Three month period ended  December 31, 1996:      Reported         As Restated
(In thousands, except per share amounts)       -------------      -------------
Statement of Operations:

     Marketing, general and administrative      $     1,264        $     1,514
     Interest expense                                    69              2,319
     Net loss                                        (2,115)            (4,615)
     Net loss per share                               (0.05)             (0.12)

7.   SEGMENT INFORMATION

The Company operates in one segment which includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping segments: the basic research market, the clinical applications development market, and the commercial clinical market. Substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to the basic research market.

8.   SUBSEQUENT FINANCING

In February 1998, the Company discounted two customer notes for a net of $355,000 from Dassesta International, S.A., a principal shareholder. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate. In addition, the Company simultaneously received a 180 day unsecured loan, bearing interest at 10% from Dassesta in the amount of $145,000, for a total cash influx of $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion may contain (and the Notes to the Unaudited Consolidated Condensed Financial Statements may contain) forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, failure to satisfy performance obligations, timely product development, changes in economic conditions in various markets the Company serves, and uncertainty regarding the Company's patents and propriety rights, as well as the other risks detailed in this section. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

OVERVIEW

Biomagnetic Technologies, Inc. ("BTi") is a leader in magnetic source imaging ("MSI") and has developed the Magnes system, a family of instruments designed to assist in the noninvasive diagnosis of a broad range of medical disorders. The Magnes systems developed by the Company use advanced superconductor technology to measure and locate the source of magnetic fields created by the human body. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal functions of the brain, heart and other organs. The Company is focusing the development of its technology on potentially large commercial market applications such as pre-surgical planning for neurosurgery, the diagnosis and surgical planning for treatment of epilepsy and evaluation of the fetal heart, among others.

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs.

Twenty-one (21) Magnes systems were installed in medical and research institutions worldwide at the end of the first quarter 1998. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 80 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 111 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems and 208 reimbursements have been received on a case-by-case basis.

In fiscal 1995, BTi announced its development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. As of December 31, 1997 the Company had shipped eight Magnes 2500 WH systems and received seven final acceptances from customers.

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

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures and the uncertainty of product acceptance in the U.S. market have limited system sales through December 31, 1997. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user and at current sales volumes, the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal 1998 were $324,000 including $167,000 of service revenues compared to $168,000 of total revenues, including $135,000 of service revenues in the first quarter of fiscal 1997. Net loss in the first quarter of fiscal 1998 amounted to $1,285,000 as compared to a restated net loss of $4,615,000 for the comparable period in the prior fiscal year. There were no Magnes 2500 WH systems or other Magnes system final acceptances in the either the first quarter of fiscal 1998 or the first quarter of fiscal 1997. The $4,615,000 loss in the first quarter of fiscal 1997 included a $2,250,000 non-cash charge to interest expense in connection with the conversion of a note payable to shareholder. (See Note 6 to unaudited consolidated condensed financial statements).

Production costs of $108,000 for the first quarter of fiscal 1998 increased from $85,000 from the first quarter of fiscal 1997. The increase in production costs is due to increased product sales.

Research and development expenses amounted to $409,000 for the three month period ended December 31, 1997 These expenses amounted to $999,000 for the comparable period in the prior year. The decrease is due to the reduction of research and development expenses related to the completion of the development of the Magnes 2500 WH system.

Marketing, general and administrative expenses amounted to $886,000 in the first quarter of fiscal 1998, a decrease of $628,000 from the comparable period in fiscal 1997 when these restated expenses amounted to $1,514,000. The decrease was primarily due to the restructuring of operations, including a reduction in marketing and sales personnel, which commenced in December 1996, and $250,000 of executive termination costs incurred in the first quarter of fiscal 1997. (See
Note 6 to unaudited consolidated condensed financial statements).

Interest expense amounted to $27,000 in the first quarter of fiscal 1998. In the first quarter of fiscal 1997, interest expense amounted to $2,319,000 as restated, of which $2,250,000 was the result of a non-cash interest cost for conversion of a note payable to shareholder. (See Note 6 to unaudited consolidated condensed financial statements).

Order backlog for the Company's products at December 31, 1997 was $4,549,000, as compared to $4,763,000 at September 30, 1997. There were no new system orders received in the first quarter of fiscal 1998.

LIQUIDITY, CAPITAL RESOURCES

At December 31, 1997, the Company's current liabilities exceeded current assets, resulting in a working capital deficiency of $743,000. At September 30, 1997, the Company had a working capital deficiency of $2,284,000. The decrease in the working capital deficiency is primarily due to the receipt of cash from equity placements which were used to repay a note payable to shareholder and certain trade payables. Cash and cash equivalents and short-term investments, exclusive of any restricted cash, declined by $202,000 to $1,027,000 at December 31, 1997. The Company's operations were funded by existing cash and short-term investment resources, the release of restricted cash, a working capital loan from Dassesta International, S.A. ("Dassesta"), a principal shareholder of the Company and equity placements to Dassesta and a foreign investor.

In February 1998, the Company discounted two customer notes for a net of $355,000 from Dassesta International, S.A., a principal shareholder. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate. In addition, the Company simultaneously received an unsecured loan from Dassesta in the amount of $145.000, for a total cash influx of $500,000.

ADDITIONAL RISK FACTORS

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to medical research institutions. The Company incurred a net loss of $1,285,000 in the first quarter of fiscal 1998 and has reported losses in every year since 1982. The Company also had negative cash flows from operations of $2,025,000 in the first quarter of fiscal 1998 and at December 31 1997 has an accumulated deficit of $87,140,000 and a working capital deficiency of $743,000. Management anticipates that capital and working capital requirements in the remainder of fiscal 1998 will substantially exceed cash projected to be generated by operations.

The Company currently anticipates that its existing capital resources, including the discounting of its customer notes and unsecured loan received from Dassesta in February 1998, the net proceeds from the December 1997 sale of 5,500,000 shares of common stock to Dassesta and another foreign investor for a combined total of $2,750,000, and the reduction in the scope of its operations will be sufficient to provide operating capital required to meet its obligations in the normal course of business through February 1998.

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

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date reimbursements from third party payors are on a case-by-case basis. As of December 31, 1997 there have been limited reimbursements from third party payors in the U.S. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations, and cash flows.

The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse effect on the Company's financial position, results of operations, and cash flows.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition is likely to affect future profitability of the Company's Magnes 2500 WH system, the extent of which is not presently determinable.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          None.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          None.

Item 2.   Changes in Securities

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

Item 3.   Defaults in Securities
          None .

Item 4.   Submission of Matters to Vote of Security Holders
          None.

Item 5.   Other Information
          None.

Item 6.   Exhibits and Reports on Form 8-K.
          a) Exhibits:

          Exhibit No.              Description
          -----------              -----------

              27                   Financial Data Schedule



          b) Reports on Form 8-K

          A Form 8-K dated September 26, 1997 was filed with Securities and Exchange Commission on October 2, 1997, regarding a change in accountants.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIOMAGNETIC TECHNOLOGIES, INC.



                February 5, 1998   /s/ D. Scott Buchanan
Date                               -----------------------------------------
                                   D. Scott Buchanan
                                   President and Chief Executive Officer

                 February 5, 1998  /s/ Herman Bergman
Date                               ------------------------------------------
                                   Herman Bergman
                                   Vice President of Finance, Chief Financial
                                   Officer Secretary