Form 10-Q
period 1998-03-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1998-05-01
CIK 729330

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                               -----------------------------
    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____________________to________________________

Commission File Number:                 1-10285
                               ---------------------------


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

                                (619) 453-6300
                ---------------------------------------------------
                Registrant's telephone number, including area code)

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

     As of April 1, 1998 Registrant had only one class of common stock of which there were 53,367,112 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           BIOMAGNETIC TECHNOLOGIES, INC.
              CONSOLIDATED CONDENSED BALANCE SHEETS (IN THOUSANDS)

                                                   MARCH 31,
                                                     1998          SEPTEMBER 30,
                                                  (UNAUDITED)           1997
                                                  -----------      -------------
ASSETS
Cash and cash equivalents                           $  384           $  1,229
Restricted cash and short-term investments             126                500
Accounts receivable, less allowance for
  doubtful accounts of $10                             742                398
Inventories                                          2,222              2,388
Prepaid expenses and other current assets              207                270
                                                   -------           --------
     Total current assets                            3,681              4,785
                                                   -------           --------
Net property and equipment                             462                526
Investment in Magnesensors                             160                160
Restricted cash                                        195                192
Other assets                                           335                339
                                                   -------           --------

TOTAL ASSETS                                       $ 4,833           $  6,002
                                                   -------           --------
                                                   -------           --------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable                                    $  977           $  1,341
Accrued liabilities                                    719                934
Accrued salaries and employee benefits                 306                512
Customer deposits                                    2,109              2,172
Deferred revenue                                       722              1,135
Note payable to  shareholder                           145                975
                                                   -------           --------
     Total current liabilities                       4,978              7,069
Other long-term liabilities                            200                219
                                                   -------           --------

     Total liabilities                               5,178              7,288
                                                   -------           --------
                                                   -------           --------

SHAREHOLDERS' DEFICIT
Common stock -- no par value,100,000,000 shares
  authorized; 53,367,112 and 47,720,887 shares
  issued and outstanding in March and September,
  respectively                                      84,392             81,569
Additional paid-in capital                           3,000              3,000
Accumulated deficit                                (87,737)           (85,855)
                                                   -------           --------

     Total shareholders' deficit                      (345)            (1,286)
                                                   -------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 4,833           $  6,002
                                                   -------           --------
                                                   -------           --------

          See notes to consolidated condensed financial statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                               MARCH 31,                  MARCH 31,
                                          1998          1997           1998       1997
                                                (Restated Note 6)           (Restated Note 6)
                                          -----------------------  --------------------------
REVENUES
   Product                               $ 1,520      $ 1,503         $ 1,624     $ 1,536
   Product services                          173           52             340         186
   Contract research                          43            -              96          -
                                         -------      -------         -------     -------
                                           1,736        1,555           2,060       1,722

COST OF REVENUES
   Product                                 1,168          999           1,276       1,084
   Product services                           39           57             147          72
   Contract research                          41            -              91          -
                                         -------      -------         -------     -------
                                           1,248        1,056           1,514       1,156
GROSS MARGIN                                 488          499             546         566


OPERATING EXPENSES
   Research and development                  267          888             676       1,888
   Marketing, general and administrative     896          911           1,782       2,425
                                         -------      -------         -------     -------
                                           1,163        1,799           2,458       4,313
                                         -------      -------         -------     -------

OPERATING LOSS                              (675)      (1,300)         (1,912)     (3,747)

   Interest expense                           (2)          (2)            (29)     (2,320)
   Interest income                            15           90              30         178
   Other income, net                          65           34              29          95
                                         -------      -------         -------     -------
NET LOSS                                 $  (597)     $(1,178)        $(1,882)    $(5,794)
                                         -------      -------         -------     -------
                                         -------      -------         -------     -------
BASIC NET LOSS PER SHARE                $  (0.01)     $ (0.02)        $ (0.04)    $ (0.13)
                                         -------      -------         -------     -------

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                     50,522       47,692          50,522      43,833
                                         -------      -------         -------     -------
                                         -------      -------         -------     -------

          See notes to consolidated condensed financial statements.

                        BIOMAGNETIC TECHNOLOGIES, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)

                                                                               SIX  MONTHS ENDED
                                                                                   MARCH 31,
                                                                              1998           1997
                                                                              ----           ----
OPERATING ACTIVITIES
  Net loss                                                                  $(1,882)       $(5,794)
  Adjustments to reconcile net loss to net
  cash (used in) provided by operating activities:
    Depreciation and amortization                                                87            236
    Loss on disposition of assets                                                19              -
    Interest cost for conversion feature of note payable to shareholder           -          2,250
  Changes in operating assets and liabilities:
    Restricted cash and short term investments                                  371          6,405
    Prepaid expenses and other current assets                                    63            300
    Accounts receivable                                                        (344)          (531)
    Inventories                                                                 166           (299)
    Accounts payable                                                           (145)          (426)
    Accrued liabilities                                                        (383)        (1,076)
    Customer deposits                                                           (63)          (108)
    Deferred revenue                                                           (413)             -
    Changes in other operating assets and liabilities                           (15)           111
                                                                            --------        -------
      Net cash (used in) provided by operating activities                    (2,539)         1,068

INVESTING ACTIVITIES
  Change in short-term investments                                                -         (1,951)
  Payments for property and equipment                                           (42)           (44)
    Net cash used in investing activities                                       (42)        (1,995)

FINANCING ACTIVITIES
  Proceeds from notes payable to shareholder                                    870              -
  Proceeds from issuances of common stock                                       866              -
                                                                            --------        -------
    Net cash provided by financing activities                                 1,736              -
                                                                            --------        -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (845)          (927)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,229          1,752
                                                                            --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  384         $  825
                                                                            --------        -------
                                                                            --------        -------

         See notes to consolidated condensed financial statements.

                                  (CONTINUED)

                         BIOMAGNETIC TECHNOLOGIES, INC.
         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:


                                                                           SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                           1998        1997
                                                                         --------    -------
Note payable to shareholder exchanged
    for common stock                                                    $ 1,700     $ 3,000

Accrued interest on note payable to shareholder
    exchanged for common stock                                          $    38     $    87

Accounts payable to shareholder
    exchanged for common stock                                          $   219     $     -

         See notes to consolidated condensed financial statements.

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 1998 and the results of its operations and its cash flows for the periods presented.

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

2.   RISK FACTORS AND GOING CONCERN

The Company's current financial condition, the uncertainty regarding its ability to raise additional capital, and the uncertainty and risks associated with future operations raise substantial doubt about the Company's ability to operate as a going concern. The Company currently anticipates that its existing capital resources will be sufficient to provide operating capital required to meet its obligations in the normal course of business only through June 1998. See Note 8 -"Financing".

The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties, and asset and liability carrying amounts do not purport to represent realizable settlement values. See Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.   BASIC NET LOSS PER SHARE

Shares used in computing basic net loss per share include the weighted average number of common shares outstanding. Common stock equivalents are antidilutive and are excluded from the computation of basic net loss per share.

4.   INVENTORIES

The composition of inventories is as follows:

                                     March 31,     September 30,
                                       1998            1997
                                       ----            ----
     Raw materials                    $   208         $   281
     Work-in process                    1,583           1,528
     Finished goods                       431             579
                                      -------         -------
                                      $ 2,222         $ 2,388
                                      -------         -------
                                      -------         -------

5.   MAGNES-Registered Trademark- WHOLE HEAD SYSTEM PRODUCTION AND DELIVERY RISK

The Company's backlog at March 31, 1998 amounted to $3,444,000 and is composed primarily of an order for a Magnes 2500 Whole Head Magnetic Source Imaging System ("Magnes 2500 WH") which was shipped in the second quarter of 1998, but is not yet installed and accepted by the customer, an order for an expanded 248-channel sensor, and service revenues on certain systems shipped since fiscal 1996. As of March 31, 1998 the Company has received related advance payments from customers totaling approximately $3,000,000. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from fiscal period to fiscal period depending upon timing of orders received, installations completed, and customer acceptances received during the reporting period.

6.   RESTATEMENT OF CERTAIN PRIOR PERIOD BALANCES

The accompanying unaudited consolidated condensed financial statements for the three month period ended March 31, 1997 have been restated to reverse $220,000 of gain on sale of assets to a related party previously reported in the second quarter of 1997.

The effect of the restatement is as follows:

                                                   As Previously
Three month period ended  March 31, 1997:             Reported       As Restated
                                                   -------------     -----------
(In thousands, except per share amounts)

Statement of Operations:
   Other income, net                                 315                   95
   Net loss                                         (958)              (1,178)
   Basic net loss per share                        (0.02)               (0.02)

7.   SEGMENT INFORMATION

The Company operates in one segment which includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping segments: the basic research market, the clinical applications development market, and the commercial clinical market. To date, substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to, the basic research market.

8.   FINANCING

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta International, S.A., a principal shareholder. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate. In addition, the Company simultaneously received a 180 day unsecured loan, bearing interest at 10% from Dassesta in the amount of $145,000, for a total cash influx of $500,000. Interest on this loan was reduced retroactively to 8% in April 1998 by Dassesta. In addition, the Company received an additional loan commitment for $1,355,000 from Dassesta International, S.A. a principal shareholder in April 1998. The Company borrowed $750,000 against this additional loan commitment in April 1998, leaving a remaining balance of $605,000 available for additional borrowing. The loan is a 180 day unsecured loan bearing interest at 8%. The Company is obligated to repay to Dassesta all amounts borrowed under this loan commitment prior to maturity upon receipt of a minimum of $7,000,000 of equity financing. However, there can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company.

The Company's current operating plans and anticipated capital and working capital expenditures necessary to support the on-going development and commercialization of the Company's products through September 30, 1998 are expected to substantially exceed cash projected to be generated from operations. Therefore, management is currently negotiating with Dassesta and members of the Company's Board of Directors to obtain further equity financing. The Company hopes to raise such additional equity financing which would be required to meet its obligations in the normal course of business through fiscal 1998. However, there can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company, if at all. Without such additional financing, there is substantial doubt concerning the Company's ability to operate as a going concern.

The Company believes that its current cash and future utilization of the available balance of the Dassesta unsecured loan totaling $605,000 is sufficient to support the Company's operating needs only through June 1998. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty about the Company's ability to raise additional equity financing, and asset and liability carrying amounts do not purport to represent realizable settlement values. (See "Additional Risk Factors and Uncertainties")

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion may contain (and the Notes to the Consolidated Condensed Financial Statements may contain) forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, the Company's ability to obtain additional financing, failure to satisfy system performance obligations, timely product development, changes in economic conditions in various markets the Company serves, and uncertainty regarding the Company's patents and propriety rights, as well as the other risks detailed in this section. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

OVERVIEW

Biomagnetic Technologies, Inc. ("BTi") is a leader in magnetic source imaging ("MSI") and has developed the Magnes system, an instrument designed to assist in the noninvasive diagnosis of a broad range of medical disorders. The Magnes system developed by the Company uses advanced superconductor technology to measure and locate the source of magnetic fields created by the human body. While traditional medical imaging methods provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal functions of the brain, heart and other organs. The Company is focusing the development of its technology on potentially large commercial market applications such as pre-surgical planning for neurosurgery, the diagnosis and surgical planning for treatment of epilepsy and evaluation of the fetal heart, among others. However, to date the Company has developed only limited applications for its systems, and there can be assurance that any further applications may be developed or accepted by the market, or that the Company will be able to obtain any additional funds to pursue such new applications. (See "Additional Risk Factors and Uncertainties")

Since 1984, the primary business of the Company has been the development of magnetic source imaging ("MSI") systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs.

Additionally, since 1984 twenty-two (22) Magnes systems have been shipped and twenty-one (21) systems were installed in medical and research institutions worldwide by the end of the second quarter 1998. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 80 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 114 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems and 224 reimbursements have been received on a case-by case basis.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. As of March 31, 1998 the Company had shipped nine Magnes 2500 WH systems and received eight final acceptances from customers.

The current price of BTi's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue to be, in foreign markets. The Company generally prices its European sales in the currency of the country in which the product is sold and the prices of such products in dollars will vary as the value of the dollar fluctuates against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales. The Company has in the past, and may periodically enter into forward exchange contracts to partially hedge such foreign currency exposure.

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

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures and the uncertainty of product acceptance in the U.S. market have limited system sales through March 31, 1998. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user and at current sales volumes, the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

The Company believes that its current cash and future utilization of the available balance of the Dassesta unsecured loan totaling $605,000 is sufficient to support the Company's operating needs only through June 1998. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of the uncertainty about the Company's ability to raise additional equity financing, and asset and liability carrying amounts do not purport to represent realizable settlement values. (See "Additional Risk Factors and Uncertainties")

RESULTS OF OPERATIONS

Total revenues for the second quarter of fiscal 1998 were $1,736,000 including $173,000 of service revenues compared to $1,555,000 of total revenues and $52,000 of service revenues for the second quarter of fiscal 1997. Net loss in the second quarter of fiscal 1998 amounted to $597,000 compared to a restated net loss of $1,178,000 for the comparable period in the prior fiscal year.

Revenues for the first six months of fiscal 1998 amounted to $2,060,000 compared to $1,722,000 for the first six months of the prior fiscal year 1997. The net loss for the first six months of 1998 was $1,882,000 compared to $5,794,000 for the first six months of 1997. The revenues for the first six months of fiscal 1998 resulted from the sale and final customer acceptance of one Magnes 2500 WH system and service contract income for Magnes systems. The $5,794,000 loss in the same period of fiscal 1997 included a $2,250,000 non-cash charge to interest expense in connection with the conversion of a note payable to shareholder.

Research and development expenses amounted to $267,000 and $676,000 for the three and six month periods ended March 31, 1998, respectively. In fiscal year 1997 these expenses amounted to $888,000 and $1,888,000, respectively, for the comparable periods. The decrease is due to reduction of research and development expenses related to the Magnes 2500 WH system.

Marketing, general and administrative expenses, amounted to $896,000 in the second quarter of fiscal 1998, compared to $911,000 during the comparable period in fiscal 1997. For the first six months of fiscal 1998 these expenses amounted to $1,782,000 a decrease of $643,000 from the comparable period of the prior year. The decrease in marketing, general and administrative expenses, is primarily due to reduced employee headcount and related payroll costs.

Interest expense totaled $29,000 during the six months ended March 31, 1998 as compared to $2,320,000 during the comparable period in fiscal 1997. The decrease is primarily the result of a $2,250,000 non-cash interest cost for conversion of a note payable to shareholder in the first quarter of fiscal 1997.

Order backlog for the Company's products at March 31, 1998 was $3,444,000, as compared to $14,149,000 at March 31, 1997 and $4,763,000 at September 30, 1997. In the second quarter of fiscal year 1998 the receipt of final customer acceptance of one Magnes 2500 WH system is the primary factor for the reduction in backlog as of March 31, 1998 as compared to the September 30, 1997 backlog. In the second quarter of fiscal 1998 the Company received an order for a Magnes 2500 WH system, which was shipped in the same quarter with final customer acceptance pending installation at the customer site. This order is included in the $3,444,000 backlog as of March 31, 1998 pending final customer acceptance.

LIQUIDITY, CAPITAL RESOURCES

At March 31, 1998 the Company had a net working capital deficit of $1,297,000, as compared to $743,000 at December 31, 1997 and $2,284,000 at
September 30, 1997. The increase in the working capital deficit since December 31, 1997 is primarily due to continued losses and negative cash flows from operations.

Cash and cash equivalents, exclusive of any restricted cash, continued to decline to $384,000 at March 31, 1998 from $1,027,000 as of December 31, 1997 and $1,229,000 as of September 30, 1997, the end of fiscal year 1997. The Company's operations during the second quarter were funded by existing cash resources, the release by customers of restricted cash, a working capital loan from Dassesta International, S.A. ("Dassesta"), a principal shareholder of the Company, and equity placements to Dassesta and a foreign investor.

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta International, S.A., a principal shareholder. The face amount of these notes was $2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate. In addition, the Company simultaneously received a 180 day unsecured loan, bearing interest at 10% from Dassesta in the amount of $145,000, for a total cash influx of $500,000. Interest on this loan was reduced retroactively to 8% in April 1998 by Dassesta. In addition, the Company received an additional loan commitment for $1,355,000 from Dassesta International, S.A. a principal shareholder in April 1998. The Company borrowed $750,000 against this additional loan commitment in April 1998, leaving a remaining balance of $605,000 available for additional borrowing. The loan is a 180 day unsecured loan bearing interest at 8%. The Company is obligated to repay to Dassesta all amounts borrowed under this loan commitment prior to maturity upon receipt of a minimum of $7,000,000 of equity financing. However, there can be no assurance that the Company will be able to obtain such additional financing on terms acceptable to the Company.

Based on the Company's current operating plans, anticipated capital and working capital expenditures necessary to support the on-going development and commercialization of the Company's products through September 30, 1998 are expected to substantially exceed cash projected to be generated from operations and will result in a further decline in the Company's liquidity.

The Company believes that its current cash and future utilization of the available balance of the Dassesta unsecured loan totaling $605,000 is sufficient to support the Company's operating needs only through June 1998. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty and asset and liability carrying amounts do not purport to represent realizable settlement values. (See "Additional Risk Factors and Uncertainties")

ADDITIONAL RISK FACTORS AND UNCERTAINTIES

FORWARD-LOOKING STATEMENTS

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties without limitation. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statement to reflect events and circumstances arising after the dates hereof.

ONLY LOW VOLUME SALES TO DATE

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to research and medical institutions.

LOSSES IN EVERY YEAR SINCE 1982

The Company incurred a net loss of $597,000 in the second quarter of fiscal 1998, and has reported losses every year since 1982. The Company also had negative cash flows from operations of $2,539,000 in the first two quarters of fiscal year 1998. At March 31, 1998 the Company has an accumulated deficit of $87,737,000 and a working capital deficiency of $1,297,000. Management anticipates that capital and working capital requirements in the remainder of fiscal year 1998 will substantially exceed cash projected to be generated by operations.

FEW DEMONSTRATED CLINICAL APPLICATIONS; UNCERTAINTY OF MARKET ACCEPTANCE

The Company is dependent on its Magnes systems as its principal product for which there are currently few demonstrated clinical applications. Additional clinical applications development needs to be conducted with the MSI system at major medical centers before the Company can begin to penetrate the potential commercial clinical market. There can be no assurance that a commercial clinical market will develop for diagnostic or monitoring uses of the MSI system. A continued lack of clinical applications and commercial market for the Company's Magnes 2500 WH system would have a material adverse impact on the Company's financial position, results of operations, and cash flows.

THIRD-PARTY REIMBURSEMENT

The Company's commercial success is highly dependent on the availability of reimbursement for procedures using its MSI system. To date reimbursements from third-party payors are on a case-by-case basis. As of March 31, 1998, and since the initial payment in September 1993, there have been a total of 224 reimbursements from 114 different third party payors in the U.S. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become more widely available. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected.

NEW GOVERNMENT LEGISLATION; UNFAVORABLE MEDICAL INDUSTRY TRENDS

The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the results of its operations. Regardless of legislation, medical industry trends are not favorable for generous third-party reimbursement of diagnostic procedures requiring big-ticket equipment.

RISK OF TECHNOLOGICAL OBSOLESCENCE

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

SEVERE PRICE COMPETITION; LIMITED SYSTEMS BEING PURCHASED WORLDWIDE

Additionally, there has been recently, and continues to be, ongoing severe price competition from the Company's competitors for the extremely limited number of whole head magnetic source imaging systems currently being purchased worldwide. This aggressive competition is likely to affect potential profitability of the Company's whole head system, the extent to which is not presently determinable.

INSUFFICIENT FUNDS; NEED FOR ADDITIONAL FINANCING

The above risk factors, along with those described elsewhere herein and in
Note 2 to the consolidated condensed financial statements raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that its current cash and future utilization of the available balance of the Dassesta unsecured loan totaling $605,000 is sufficient to support the Company's operating needs through June 1998. In order to continue beyond June 1998, the Company would need to raise additional financing. No assurance can be given that any such financing can be obtained. The consolidated condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty and asset and liability carrying amounts do not purport to represent realizable settlement values.

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal an external information systems. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant may be material to the Company's consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

                          PART II--OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on March 25, 1998 and proxies for such meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Company's nominees for directors as listed in the proxy statement and all such nominees were elected. In addition, the following matters were adopted by the Shareholders at the Annual Meeting.

(a) To ratify the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 1998

          For - 47,527,266            Against - 45,660         Abstain - 25,836

(b) For the election of Nominees to the Board of Directors for the fiscal year ending September 30, 1998.

                                    For                    Against
                                    ---                    -------
    D. Scott Buchanan            47,448,803                149,959
    Martin P. Egli               47,448,954                149,808
    Enrique Maso                 47,448,854                149,908
    Herman Bergman               47,448,854                149,908
    Rodolfo Llinas               47,448,954                149,808

There were 5,745,361 broker nonvotes for the election of directors and item
(a) above.


ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K.


                      a)  EXHIBIT NO.                    DESCRIPTION


                              27                         Financial Data Schedule


                      b)  Reports on  Form 8-K

                      A Form 8-K dated December 16, 1997 was filed with the Securities and Exchange Commission on December 24, 1997, regarding the Sale of Equity Securities Pursuant to Regulation S.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMAGNETIC TECHNOLOGIES, INC.


            April 30, 1998                 /s/ D. SCOTT BUCHANAN
Date                                       ------------------------------------
                                           D. Scott Buchanan
                                           President and Chief Executive Officer


            April 30, 1998                 /s/ HERMAN BERGMAN
Date                                       ------------------------------------
                                           Herman Bergman
                                           Vice President of Finance,
                                           Chief Financial Officer
                                           Secretary