Form 10-Q
period 1998-06-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1998-08-14
CIK 729330

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 1998
                               -------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ---------------        -----------------

Commission File Number:          1-10285
                        ----------------------------------------------

                        BIOMAGNETIC TECHNOLOGIES, INC.
               (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     95-2647755
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

9727 PACIFIC HEIGHTS BOULEVARD, SAN DIEGO, CALIFORNIA         92121-3719
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

     As of August 10, 1998 Registrant had only one class of common stock of which there were 83,367,112 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           BIOMAGNETIC TECHNOLOGIES, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (IN THOUSANDS)



                                                          JUNE 30,     SEPTEMBER 30,
                                                            1998           1997
                                                         (UNAUDITED)
                                                         -----------   -------------
ASSETS

Cash and cash equivalents                                 $   245        $  1,229
Restricted cash and short-term investments                    127              500
Accounts receivable, less allowance for
  doubtful accounts of $10                                    952              398
Inventories                                                 2,677            2,388
Prepaid expenses and other current assets                     185              270
                                                          -------          -------
  Total current assets                                      4,186            4,785
                                                          -------          -------
Net property and equipment                                    419              526
Investment in Magnesensors                                    160              160
Restricted cash                                               199              192
Other assets                                                  332              339
                                                          -------          -------
TOTAL ASSETS                                              $ 5,296          $ 6,002
                                                          -------          -------
LIABILITIES AND SHAREHOLDERS' DEFICIT
Accounts payable                                           $1,107         $  1,341
Accrued liabilities                                           963              934
Accrued salaries and employee benefits                        375              512
Customer deposits                                           2,109            2,172
Deferred revenue                                              441            1,135
Note payable to  shareholder                                1,500              975
                                                          -------          -------
     Total current liabilities                              6,495            7,069
Other long-term liabilities                                   172              219
                                                          -------          -------
     Total liabilities                                      6,667            7,288
                                                          -------          -------
SHAREHOLDERS' DEFICIT
Common stock -- no par value, 100,000,000 shares
  authorized; 53,367,112 and 47,720,887 shares
  issued and outstanding in June and September,
  respectively                                             84,392           81,569
Additional paid-in capital                                  3,000            3,000
Accumulated deficit                                       (88,763)         (85,855)
                                                          -------          -------
  Total shareholders' deficit                              (1,371)          (1,286)
                                                          -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT               $ 5,296          $ 6,002
                                                          -------          -------
                                                          -------          -------

             See notes to consolidated condensed financial statements.

                           BIOMAGNETIC TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                             1998         1997            1998           1997
                                                            ------       ------         --------       -------
REVENUES
   Product                                                $   416       $ 5,198         $ 2,040        $ 6,733
   Product services                                           127            91             467            278
   Contract research                                           73             -             169              -
                                                          -------       -------         -------        -------
                                                              616         5,289           2,676          7,011
COST OF REVENUES
   Product                                                    232         2,857           1,508          3,941
   Product services                                           107            47             254            119
   Contract research                                           74             -             165              -
                                                          -------       -------         -------        -------
                                                              413         2,904           1,927          4,060
                                                          -------       -------         -------        -------
GROSS MARGIN                                                  203         2,385             749          2,951
                                                          -------       -------         -------        -------


OPERATING EXPENSES
   Research and development                                   501           819           1,177          2,706
   Marketing, general and administrative                      644         1,083           2,426          3,508
                                                          -------       -------         -------        -------
                                                            1,145         1,902           3,603          6,214
                                                          -------       -------         -------        -------

OPERATING INCOME  (LOSS)                                     (942)          483          (2,854)        (3,263)

   Interest expense                                           (34)           (7)            (63)        (2,327)
   Interest income                                             16            36              46            214
   Other income (expense), net                                (66)          254             (37)           349
                                                          -------       -------         -------        -------
NET INCOME (LOSS)                                         $(1,026)         $766         $(2,908)       $(5,027)
                                                          -------       -------         -------        -------

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE             $ (0.02)       $ 0.02         $ (0.06)       $ (0.11)
                                                          -------       -------         -------        -------

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                    53,367        47,692          51,508         45,119
                                                          -------       -------         -------        -------

             See notes to consolidated condensed financial statements.

                           BIOMAGNETIC TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                                       JUNE 30,
                                                                1998            1997
                                                              --------        ---------

OPERATING ACTIVITIES
  Net loss                                                    $(2,908)         $(5,027)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                 146              342
    Gain on disposition of assets                                   -               (5)
    Interest cost for conversion feature of note
      payable to shareholder                                        -            2,250
  Changes in operating assets and liabilities:
    Restricted cash                                               366            4,949
    Prepaid expenses and other current assets                      85             (100)
    Accounts receivable                                          (554)            (421)
    Inventories                                                  (289)           1,374
    Accounts payable                                              (15)            (138)
    Accrued liabilities                                           (70)            (848)
    Customer deposits                                             (63)          (4,286)
    Deferred revenue                                             (694)              90
    Changes in other operating assets and liabilities             (40)            (117)
                                                              -------          -------
  Net cash  used in operating activities                       (4,036)          (1,937)
                                                              -------          -------

INVESTING ACTIVITIES
  Investment in Magnesensors                                        -              (80)
  Change in short-term investments                                  -              744
  Payments for property and equipment                             (39)             (65)
  Proceeds from sale of assets                                      -               26
                                                              -------          -------
Net cash provided by (used in)  investing activities              (39)             625
                                                              -------          -------

FINANCING ACTIVITIES
  Proceeds from note payable to shareholder                     2,225               -
  Proceeds from issuances of common stock                         866               -
                                                              -------          -------
  Net cash provided by financing activities                     3,091               -
                                                              -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (984)          (1,312)
                                                              -------          -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,229            1,752
                                                              -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   245          $   440
                                                              -------          -------
                                                              -------          -------


             See notes to consolidated condensed financial statements.

                                     (CONTINUED)

                           BIOMAGNETIC TECHNOLOGIES, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                 NINE MONTHS ENDED
                                                                      JUNE 30,
                                                               1998              1997
                                                             --------          --------

Note payable to shareholder exchanged
    for common stock                                          $ 1,700          $ 3,000

Accrued interest on note payable to shareholder
    exchanged for common stock                                $    38          $    87

Accounts payable to shareholder
    exchanged for common stock                                $   219          $     -

Contribution of property and
    equipment for investment
    in Magnesensors                                            $    -           $   80


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

As of October 1, 1997 the assets and liabilities of the Company's subsidiary, Biomagnetic Technologies, GmbH, were acquired by Biomagnetic Technologies, Inc. Niederlassung Germany, newly established as a branch office of Biomagnetic Technologies, Inc. Biomagnetic Technologies, GmbH continues to exist as a non-operating wholly owned entity.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 1998 and the results of its operations and its cash flows for the periods presented.

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

2.   FINANCING

On August 5, 1998 the Company received $15,000,000 from the sale of 30,000,000 shares of common stock to offshore investors (which amount is not reflected in the accompanying balance sheet as of June 30, 1998), pursuant to regulation S of the Security Act of 1933, as amended. Of the total 30,000,000 shares, 10,000,000 shares were sold for $5,000,000 to "La Caixa", Caja de Ahorros y Pensiones de Barcelona, one of the leading financial institutions of the Kingdom of Spain, 8,000,000 shares were sold for $5,000,000 to ON Dassesta International S.A., a major shareholder of BTi, 2,000,000 shares were sold to Swisspartners Investment Ltd., and the remaining 8,000,000 shares were sold to three European banks under the same terms and conditions.

As of June 30 1998, the Company had borrowed $1,500,000 from Dassesta International, S.A. at an interest rate of 8%. In July 1998, Dassesta granted the Company an increase of $500,000 in its loan commitment which the Company borrowed. The loan was a 180 day unsecured loan bearing interest at 8%. In August 1998, the Company paid off total principal of $2,000,000 owed to Dassesta plus $36,000 of related accrued interest using proceeds from the August 5, 1998 financing of $15,000,000.

The Company intends to use the remaining proceeds of approximately $13,000,000 to execute its plans and take steps to accelerate clinical acceptance of Magnetic Source Imaging and to pursue system sales in the current limited worldwide research and clinical markets.

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta International, S.A., a principal shareholder. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate.

3.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Shares used in computing basic and diluted net income (loss) per share include the weighted average number of common shares outstanding. Common stock equivalents are antidilutive and are excluded from the computation of basic and diluted net income (loss) per share.

4.   INVENTORIES

The composition of inventories is as follows:

                                             June 30,          September 30,
                                               1998                1997
                                             --------          -------------
               Raw materials                 $   236             $   281
               Work-in process                 1,941               1,528
               Finished goods                    500                 579
                                             -------             -------
                                             $ 2,677             $ 2,388
                                             -------             -------

5.   MAGNES-Registered Trademark- WHOLE HEAD SYSTEM PRODUCTION AND DELIVERY RISK

The Company's backlog at June 30, 1998 amounted to $3,395,000 and is composed primarily of an order for a Magnes 2500 Whole Head Magnetic Source Imaging System ("Magnes 2500 WH") which was shipped in the second quarter of 1998, but is not yet installed and accepted by the customer, an order for an expanded 248-channel sensor, and service revenues on certain systems shipped since fiscal 1996. As of June 30, 1998 the Company has received related advance payments from customers totaling approximately $3,000,000. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from fiscal period to fiscal period depending upon timing of orders received, installations completed, and customer acceptances received during the reporting period.

6.   SEGMENT INFORMATION AND RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for costs of computer software developed or obtained for internal use." This statement provided guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software and provides assistance in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company does not anticipate the adoption of SOP 98-1 having a material impact on the Company's financial position of results of operations.

In April 1998, AcSEC issued AICPA SOP 98-5, "Reporting on the costs of start-up activities." This statement provides guidance on financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, which earlier application permitted. The Company does not anticipate the adoption of SOP 98-5 having a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion may contain (and the Notes to the Consolidated Condensed Financial Statements may contain) forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to, failure to satisfy system performance obligations, timely product development, changes in economic conditions in various markets the Company serves, ability to obtain routine reimbursement for MSI procedures and uncertainty regarding the Company's patents and propriety rights, as well as the other risks detailed in this section. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

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

However, to date the Company has developed only limited applications for its systems, and there can be no assurance that any further applications may be developed or accepted by the market, or that the Company will be able to obtain any additional funds to pursue such new applications. (See "Additional Risk Factors and Uncertainties")

Since 1984, the primary business of the Company has been the development of magnetic source imaging ("MSI") systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs.

Additionally, since 1984, twenty-three (23) Magnes systems have been shipped and twenty-two (22) systems have been installed in medical and research institutions worldwide by the end of the third quarter 1998. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 80 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, 123 insurance companies have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems and 233 reimbursements have been received on a case-by case basis.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in a seated or fully reclined position. As of June 30, 1998 the Company had shipped nine Magnes 2500 WH systems and received eight final acceptances from customers.

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

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures and the uncertainty of product acceptance in the U.S. market have limited system sales through June 30, 1998. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user and at current sales volumes, the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

Total revenues for the third quarter of fiscal 1998 were $616,000 including $127,000 of service revenues compared to $5,289,000 of total revenues including $91,000 of service revenues for the third quarter of fiscal 1997. Net loss in the third quarter of fiscal 1998 amounted to $1,026,000 compared to net income of $766,000 for the comparable period in the prior fiscal year. Decreased total revenues and net loss is attributed to the lack of customer final acceptances of Magnes 2500 WH systems in the third quarter of 1998 compared to three final acceptances in the third quarter of 1997.

Revenues for the first nine months of fiscal 1998 amounted to $2,676,000 compared to $7,011,000 for the first nine months of fiscal 1997. The net loss for the first nine months of 1998 was $2,908,000 compared to $5,027,000 for the first nine months of 1997. The revenues for the first nine months of fiscal 1998 resulted from the sale and final customer acceptance of one Magnes 2500 WH system, the sale of one Magnes I system and service contract income for Magnes systems. The $5,207,000 loss in the first nine months of fiscal 1997 included a $2,250,000 non-cash charge to interest expense in connection with the conversion of a note payable to a shareholder.

Research and development expenses amounted to $501,000 and $1,177,000 for the three and nine month periods ended June 30, 1998, respectively. In fiscal year 1997 these expenses amounted to $819,000 and $2,706,000, respectively, for the comparable periods. The decrease is due to reduction of research and development expenses related to the Magnes 2500 WH system.

Marketing, general and administrative expenses, amounted to $644,000 in the third quarter of fiscal 1998, compared to $1,083,000 during the comparable period in fiscal 1997. For the first nine months of fiscal 1998 these expenses amounted to $2,426,000 a decrease of $1,082,000 from the comparable period of the prior year. The decrease in marketing, general and administrative expenses, is primarily due to reduced employee headcount and related payroll costs.

Interest expense totaled $66,000 during the nine months ended June 30, 1998 as compared to $2,327,000 during the comparable period in fiscal 1997. The decrease is primarily the result of a $2,250,000 non-cash interest cost for conversion of a note payable to a shareholder which was included in the first quarter of fiscal 1997.

Order backlog for the Company's products at June 30, 1998 was $3,395,000, as compared to $7,736,000 at June 30, 1997 and $4,763,000 at September 30, 1997
in the second quarter of fiscal year 1998. Receipt of final customer acceptance of one Magnes 2500 WH system is the primary factor for the reduction in backlog as of June 30, 1998 as compared to the September 30, 1997 backlog. In the second quarter of fiscal 1998 the Company received an order for a Magnes 2500 WH system, which was shipped in the same quarter with final customer acceptance pending installation at the customer site. This order is included in the $3,395,000 backlog as of June 30, 1998 pending final customer acceptance.

LIQUIDITY AND CAPITAL RESOURCES

On August 5, 1998 the Company received $15,000,000 from the sale of 30,000,000 shares of common stock to offshore investors pursuant to Regulation S of the Security Act of 1933, as amended. Of the total 30,000,000 shares, 10,000,000 shares were sold for $5,000,000 to "La Caixa", Caja de Ahorros y Pensiones de Barcelona, one of the leading financial institutions of the Kingdom of Spain, 10,000,000 shares were sold for $5,000,000 to Dassesta International S.A., a major shareholder of BTi, 2,000,000 shares were sold to Swisspartners Investment Network Ltd., and the remaining 8,000,000 shares were sold to three European banks under the same terms and conditions.

As of June 30 1998, the Company had borrowed $1,500,000 from Dassesta International, S.A. at an interest rate of 8%. In July 1998, Dassesta granted the Company an increase of $500,000 in its loan commitment which the Company borrowed. The loan was a 180 day unsecured loan bearing interest at 8%. In August 1998, the Company paid off total principal of $2,000,000 owed to Dassesta plus $36,000 of related accrued interest using proceeds from the August 5, 1998 financing of $15,000,000.

The Company intends to use the remaining proceeds of approximately $13,000,000 to execute its plans and take steps to accelerate clinical acceptance of Magnetic Source Imaging and to pursue system sales in the surrent limited worldwide research and clinical markets.

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta International, S.A., a principal shareholder. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate.

At June  30, 1998 the Company had a net
working capital deficit of $2,309,000, as compared to $2,284,000 at September 30, 1997. The deficit is primarily due to continued losses and negative cash flows from operations.

Cash and cash equivalents, exclusive of any restricted cash, continued to decline to $245,000 at June 30, 1998 from $1,229,000 as of September 30, 1997. The Company's operations during the first nine months of 1998 were funded by existing cash resources, the sale of a Magnes I system, working capital loans from Dassesta International, S.A. ("Dassesta"), a principal shareholder of the Company, and equity placements to Dassesta and a foreign investor.

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant may be material to the Company's financial position and results of operations.


Additional Risk Factors and Uncertainties
-----------------------------------------

FORWARD-LOOKING STATEMENTS

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties without limitation. Actual results could differ materially from those currently anticipated due to a number of factors including, but not limited to, those identified below. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events and circumstances arising after the dates hereof.

ONLY LOW VOLUME SALES TO DATE

To date the Company has been engaged principally in research and development activities, and has made only low volume sales to research and medical institutions.

HISTORY OF LOSSES

The Company reported a net loss of $1,026,000 in the third quarter of fiscal 1998, and has reported losses every year since 1982. The Company also had negative cash flows from operations of $4,036,000 for the first three quarters of fiscal year 1998. At June 30, 1998 the Company has an accumulated deficit of $88,763,000 and a working capital deficiency of $2,309,000. Management anticipates that capital and working capital requirements in the remainder of fiscal year 1998 will substantially exceed cash projected to be generated by operations.

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

THIRD-PARTY REIMBURSEMENT

The Company's commercial success is highly dependent on the availability of reimbursement for procedures using its MSI system. To date reimbursements from third-party payors are on a case-by-case basis. As of June 30, 1998, and since the initial payment in September 1993, there have been a total of 233 reimbursements from 123 different third party payors in the U.S. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become more widely available. Reimbursement is not currently provided for such procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected.

NEW GOVERNMENT LEGISLATION; UNFAVORABLE MEDICAL INDUSTRY TRENDS

The Company cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on the Company's financial position or results of operations. Regardless of legislation, medical industry trends are not favorable for generous third-party reimbursement of diagnostic procedures requiring big-ticket equipment.

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

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 hardware and software issues. The Company intends to confirm its compliance regarding Year 2000 issues for both internal and external information systems. This process will entail communicating with significant suppliers, financial institutions, insurance companies and other parties that provide significant services to the Company. Expenditures required to make the Company Year 2000 compliant may be material to the Company's financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None


                             PART II--OTHER INFORMATION


ITEM 5. OTHER INFORMATION

On August 5, 1998 the Company issued and sold an aggregate of 30,000,000 shares of Common Stock (the "Shares") of the Company to certain foreign investors (the "Investors"), including 10,000,000 Shares issued to Dassesta, a principal shareholder of the Company, 10,000,000 Shares issued to "La Caixa", Caja de Ahorros y Pensiones de Barcelona, 2,000,000 Shares to Swisspartners Investment Network Ltd., and the remaining 8,000,000 Shares to other European Banks. The Shares were issued pursuant to Offshore
Stock Subscription Agreements, dated July 22 and July 31, 1998. In consideration for the issuance and sale of the Shares, the Company received $.50 per Share from each of the Investors, representing an aggregate consideration of $15,000,000, all of which was paid in cash.
There were no underwriting discounts or commissions.

The offers and sales to the Investors, all non-U.S. entities, were made pursuant to a claim of exemption under Regulation S promulgated by the Securities and Exchange Commission or, alternatively, under Section 4 (2) of the Securities Act of 1933, as amended. The sales of the Shares to the Investors were made in "offshore transactions" (as defined in Regulation S) and no "direct selling efforts" (as defined in Regulation S) were made by the Company or any of its affiliates. The investors represented and warranted among other things, that they were not "U.S. persons" (as defined in Regulation S", that at the time the buy orders for the Shares were originated they were located outside the United States, and that neither the Investors nor any of their affiliates had engaged in any "direct selling efforts: (as defined in Regulation S). Appropriate legends were affixed to the certificates for the Shares. in addition, the Company did not use any general advertisements or solicitation in connection with the offer or sale of the Shares to the Investors and the Investors represented and warranted that they were purchasing the Shares for Investment only and not with a view to distribution.

ITEM 6 . EXHIBITS AND REPORTS ON FORM 8-K.


               a)  EXHIBIT NO.               DESCRIPTION

                         27                  Financial Data Schedule


               b)  Reports on  Form 8-K

                     None.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BIOMAGNETIC TECHNOLOGIES, INC.


Date           August 12, 1998           /s/ D. SCOTT BUCHANAN
                                         -------------------------------------
                                         D. Scott Buchanan
                                         President and Chief Executive Officer


Date           August 12, 1998           /s/ HERMAN BERGMAN
                                         -------------------------------------
                                         Herman Bergman
                                         Vice President of Finance, Chief
                                         Financial Officer Secretary