Form 10-K
period 1998-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1998-12-24
CIK 729330

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC,  20549

                                       FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    September 30, 1998
For the fiscal year ended__________________________________________________

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from______________________________to__________________________________
                           1-10285
Commission File
Number_____________________________________________________________________

                            BIOMAGNETIC TECHNOLOGIES, INC.

                (Exact name of registrant as specified in its charter)

     California                                                  95-2647755
_______________________________________________________________________________
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

9727 Pacific Heights Boulevard, San Diego, California              92121-3719
_______________________________________________________________________________
(Address of principal executive offices)        (zip code)

                                                       (619) 453-6300
Registrant's telephone number, including area code_____________________________

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ______

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No
                                                            Par Value Per Share
                                                            ____________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   [x]  Yes   [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 17, 1998 was $ 5,337,000, based on the closing price on that date on the Nasdaq Over the Counter Bulletin Board. Shares of Common Stock held by each officer, director, and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, no par value, as of December 17, 1998 was 83,367,112 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Proxy Statement and Notice of Annual Meeting, to be filed not later than 120 days after September 30, 1998 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 1999 Annual Meeting of shareholders to be held are incorporated by reference into Part III of this report where indicated.

2. Certain Exhibits filed with the Registrant's prior registration statements and reports are incorporated herein by reference into Part IV of this report.

                            BIOMAGNETIC TECHNOLOGIES, INC.

                                      FORM 10-K

                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                        INDEX

                                                                           Page

PART I

Item  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Item  3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 18

Item  4.  Submission of Matters to a Vote of Security Holders. . . . . . . . 18


PART II


Item  5.  Market for Registrant's Common Stock and Related Shareholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

Item  6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 18

Item  7.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . 19

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk. . . . . 24

Item  8.  Financial Statements and Supplementary Data. . . . . . . . . . . . 24

Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . 24


PART III


Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . 24

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 24

Item 12.  Security Ownership of Certain Beneficial Owners and Management . . 24

Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . 25



PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 26

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . 30

                                       PART I

ITEM 1. BUSINESS.

Except for the historical information contained herein, the following discussion may contain forward-looking statements that involve substantial risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed in greater detail under "Risks and Uncertainties" on pages 15 through 17 and under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

Company Overview

Biomagnetic Technologies, Inc., a California corporation, (the "Company", "BTi", "we" "us" and "our") was established in 1970 to produce specialized instruments for ultra-sensitive magnetic field and low temperature measurements. These products were supplied to physicists for basic research. The Company has been developing its core magnetic sensing technologies since the early 1970s and has incorporated these technologies into its magnetic source imaging ("MSI") systems. Since 1984, the primary business of the Company has been the development of MSI systems to assist in the noninvasive diagnosis of a broad range of medical disorders.

The MSI systems developed by the Company use advanced superconducting technology to measure and locate the source of magnetic fields generated by the human body as it functions. These fields are one billion times smaller than the earth's magnetic fields. While traditional medical imaging methods such as X-ray, magnetic resonance imaging ("MRI"), and computed tomography ("CT") provide anatomical detail, the measurement of the body's magnetic fields by MSI provides information about normal and abnormal function of the brain, heart and other organs. The Company is focusing the development of its technology for potential commercial market applications such as mapping of functional cortex at risk during surgery for tumors and other lesions, and the diagnosis and planning for surgical treatment of epilepsy. The Company is continuing to investigate potential applications of its technology for disorders of the heart, spine and gastrointestinal system, as well as disorders of the brain such as closed-head trauma, schizophrenia and other neuro-psychiatric problems.

MSI differs significantly from other existing functional and anatomical imaging methods. The Company believes MSI is the only method that can precisely capture and locate rapid changes in organ function without the injection of radioactive isotopes or costly invasive procedures such as surgical placement of electrodes into the brain. Other functional imaging methods such as electroencephalography ("EEG") or positron emission tomography ("PET") or functional MRI ("fMRI") either require invasive procedures to provide the needed accuracy in locating functional areas or respond too slowly to capture transient physiological events such as those that occur with epilepsy. Anatomically oriented diagnostic methods such as CT and MRI produce images showing cross-sectional slices of various parts of the body. The Company's MSI system, when used in conjunction with anatomically oriented diagnostic methods, provides the clinician with an image that links anatomy with function to give a more complete picture of the patient's condition without the use of radioactive isotopes or costly invasive procedures.

As part of its development strategy, the Company has targeted pre-surgical function mapping ("PSFM") and the pre-surgical evaluation of epilepsy as the near-term clinical and commercial applications for MSI. In the United States alone there are 119 tertiary care epilepsy centers which the Company has identified and believes could benefit from the use of MSI technology. The Company is currently directing its marketing and sales efforts toward the development of these centers as potential customers for MSI systems in the U.S. In addition to the 119 centers in the U.S., the Company believes that there are likely to be an approximate equal number of epilepsy centers with similar needs throughout the rest of the world. There is no assurance that the Company's MSI systems will be accepted for commercial use in these hospitals and imaging centers.

As part of the market development for its technology, the Company has been seeking to obtain reimbursement for MSI technology from insurers and other health care providers. Since the first third party reimbursement was received in September 1993, more than 130 insurance companies and other health care providers have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems. Expanding this reimbursement acceptance will be a priority for the company over the next fiscal year. The Company will work with leading institutions in the treatment of epilepsy to establish the efficacy of MSI in the surgical evaluation of epilepsy patients as well as in PSFM.
There can be no guarantee regarding the outcomes of these efforts.

Magnes systems were installed in twenty one medical and research institutions
worldwide as of September 30, 1998.   Ten  sites located in the United
States, Germany, Japan and France operate the Company's latest 148 channel Magnes 2500 WH system. Ten sites located in the United States, Germany, France, Austria and Japan operate the Company's 37 channel Magnes I and 74 channel Magnes II systems, and one site located in Germany operates a Magnes 1300 C cardiothoracic system.

Most of the Company's Magnes I, Magnes II and Magnes 2500 WH MSI systems are currently being used by physicians in clinical applications such as planning the surgical removal of brain tumors and vascular malformations in order to reduce the risk of neurological injury resulting in paralysis and expensive rehabilitation therapy. The Company's MSI systems are also being used to assist physicians specializing in epilepsy to evaluate whether the surgical treatment of drug-resistant epileptic seizures is appropriate by helping to locate brain tissue that triggers such seizures. Other potential neurological applications for the Company's MSI systems include stroke, trauma, neuro-psychiatric disorders, and learning disorders. The Company's MSI systems have also been used to investigate certain cardiac applications. A new model of the Company's systems, the Magnes 1300C, was developed specifically for a research institute in Germany for measurements of heart function. Preliminary studies using the Magnes 1300C indicate that it may also be useful for measurements of gastrointestinal and spinal cord activity.

The Company has received 510(k) premarket notification clearance from the Food and Drug Administration, ("FDA") for its Magnes I, Magnes II and Magnes 2500 WH systems allowing the marketing of the Company's systems in the United States. In addition, the Company has received similar clearance for sale of these systems as a clinical device from the Japanese Ministry of Health and Welfare ("JMHW"). The Company has not yet applied to the FDA or similar regulatory agencies to obtain clearance for sale of the Magnes 1300C. There can be no assurance that such clearance will be obtained, if applied for.

CURRENT MEDICAL IMAGING TECHNOLOGY

Most debilitating or life threatening disorders of the body, such as stroke, seizures, dementia, movement disorders, mental illness, cardiac arrhythmias and gastrointestinal disorders involve a disruption of function. Because electrical activity plays a critical role in many functions of the body, such activity is frequently monitored as a means to diagnose functional disorders. The electrocardiogram ("ECG") and EEG are recordings of electrical activity of the heart and brain used to obtain information about heart and brain functions, respectively. Electrical activity is also recorded to diagnose functional disorders of skeletal muscles, the spine and peripheral nerves.

In the diagnosis and treatment of certain disorders, knowledge of the specific location of the malfunctioning tissue is a key factor. Numerous medical imaging technologies have been developed in response to this need. These include imaging technologies oriented toward organ structure and anatomy, such as CT and MRI, and imaging technologies oriented toward function, such as PET, single-photon emission computed tomography ("SPECT") and fMRI.

CT and MRI produce anatomical images showing cross-sectional slices of various parts of the body. These anatomical imaging methods help in locating structural malformations and assessing physical organ damage. Their applications are limited, however, in that many functional disorders have no corresponding structural abnormality or multiple structural problems which may make the identification of the problematic location difficult.

Other imaging technologies have been developed specifically to show the location of certain functional areas. PET and SPECT produce cross-sectional pictures showing the location where certain radioactively labeled substances have accumulated after having been injected into the body. Two measures of cell function, relative levels of metabolic activity and regional blood flow, are determined by measuring the amount of radiation emitted by different tissues.

Functional Magnetic Resonance Imaging is used to create images related to localized changes in blood flow and oxygenation in the brain. While fMRI has an advantage compared with PET and SPECT in that it does not involve injecting radioactive substances into the body, fMRI, PET and SPECT all have a relatively long response time which prevents observation of rapidly changing activities. Much of the valuable diagnostic information observed in electrical activity in the body occurs in intervals much less than one second, typically tens of milliseconds, and is spontaneous in nature.
Because the physiological response time of PET, SPECT and fMRI is several seconds at best, critical information about the sequence of activity, which is essential for understanding disorders such as epilepsy, is unavailable from these technologies.

Conventional ECG and EEG have a faster response time than fMRI, PET and SPECT, and provide critical information about the sequence of electrical activity but, in many cases, lack the ability to locate the source of such activity with sufficient accuracy to guide therapy. Locational accuracy is lost because the electrical activity is distorted as it passes through body tissues between the electrical source in the brain or heart and the electrodes on the body's surface. For this reason, electrodes are generally inserted into the brain in an attempt to obtain accurate localization of functional abnormalities in the brain prior to surgery or in the heart prior to ablation procedures. These procedures are invasive, very costly and involve risk and discomfort to the patient.

MSI TECHNOLOGY

MSI is based on a measurement of the magnetic fields produced by intracellular electrical activity which, as discussed above, is associated with many of the body's most critical functions. Unlike electrical activity generated by the body, the corresponding magnetic fields pass through the body without distortion and without obscuring the location of the source. By measuring the magnetic fields and analyzing them to extract information about the location of the source, MSI can noninvasively provide information about the location of the origin of normal and abnormal electrical activity. MSI can do this with a combination of millimeter spatial resolution and millisecond time resolution which has otherwise been available only from highly invasive procedures. The Company believes that MSI has a unique capability to obtain such information without introducing radioactive or other tracer substances into the body or the use of other costly, invasive procedures.

THE MAGNES MSI SYSTEMS

The Company's current MSI systems, the single sensor Magnes I, the dual sensor Magnes II, the whole-head Magnes 2500, and the cardiothoracic Magnes 1300C, are integrated systems capable of measuring, analyzing and locating magnetic fields associated with the body's electrical activity in millisecond time scales. The Magnes II was announced in fiscal 1994 and is an enhancement of the Company's original Magnes I system. The Magnes II system employs two sensors, each containing an array of 37 magnetic detectors (for a total of 74 detectors, each consisting of a superconducting detection coil and an amplifier called a superconducting quantum interference device ("SQUID")). Magnes I and Magnes II systems have been used in both neurological and cardiac applications and incorporate a number of unique technologies which are discussed later under the caption "Proprietary Core Technologies".

The Magnes 2500 WH system employs a total of 148 magnetic detectors incorporated into a sensor with a helmet shaped recess which is placed over the patient's head and is limited to neurological applications. This design allows simultaneous examination of the entire brain and is designed for evaluating both ambulatory and critically ill patients in fully seated or fully reclined positions.

The Magnes 1300C system employs 67 magnetic detectors installed in a sensor with a shallow concave lower surface designed to fit the human chest, abdomen or lower back.

The Company has received 510(k) premarket notification clearance from the FDA for its Magnes I, Magnes II and Magnes 2500 WH systems for marketing the Company's systems in the United States. In addition, the Magnes I, Magnes II and Magnes 2500 WH systems have received similar approval from the JMHW for sale in Japan as a clinical device. The Company has not yet applied to the FDA or similar regulatory agencies to obtain clearance for the sale of the Magnes 1300C. There can be no assurance that such clearance will be obtained, if applied for.

MEDICAL APPLICATIONS

The Company believes its Magnes systems have commercial potential in the diagnosis and treatment of neurological and other disorders. However, as a developing medical technology, the Magnes systems face several challenges to commercial success. Medical applications for the Magnes systems must be developed that result in better patient care than existing technologies. The Company has regulatory approval to market its Magnes I, Magnes II and Magnes 2500 WH systems for applications relating to the brain. However, in general, reimbursement for MSI procedures must be obtained from third party payors, and the use of Magnes systems must, therefore, provide a demonstrated economic benefit to the health care provider.

Currently, the Company believes there are two medically accepted applications for its Magnes systems, namely, presurgical functional mapping of the brain ("PSFM") and assistance in the diagnosis and surgical treatment planning for epilepsy. To date, reimbursements from more than 130 insurance companies have been obtained for both procedures on a case - by- case basis. However, the expected volume of such procedures at most hospitals under current standard treatment practices may not provide sufficient operating revenue to completely offset the investment and operating cost of a Magnes system.

The Company believes the systems are appropriate for presurgical functional mapping and epilepsy surgery; however, significant applications development and clinical testing must be conducted before these systems can be deemed appropriate for the other applications described below. The Company is primarily focused on establishing the clinical and functional efficacy of MSI applications for functional mapping and epilepsy. The Company is pursuing programs to increase awareness of MSI technology to its target market of neurosurgeons, electrophysiologists, neurologists, psychologists, epileptologists, and gastroenterologists. There can be no assurance that the Company's systems will be accepted for commercial use in any of the areas mentioned in the foreseeable future.

NEUROLOGICAL APPLICATIONS

Research at leading medical centers has demonstrated that the Company's MSI systems can be used by physicians to noninvasively locate specific functional regions of the brain in preparation for surgery. In addition, research has shown that the Company's MSI systems can assist physicians to noninvasively locate brain tissue suspected of triggering epileptic seizures and abnormal neurological activity associated with closed head injury and trauma, ischemic disorders and stroke.

PRESURGICAL FUNCTIONAL MAPPING: The Company believes that currently approximately 100,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of functional regions vary even among healthy individuals and more widely among patients with large brain lesions, and the locations can not be reliably determined solely from anatomical imaging such as MRI. However, by relating information about the primary sensory function areas provided by the Company's MSI systems to MRI generated anatomical images, a function map of the brain can be obtained and presented on a screen or recorded on film. Thus, images produced with the Company's MSI systems allow the surgeon to reliably estimate the risk of damage to the identified functional areas which might arise from the surgery itself. These images also help the surgeon to select the best surgical approach, such as where to open the head, and from which direction to access the targeted area to minimize the surgical risk.

Using the Company's MSI systems, reliable and practical methods of providing a functional map of the brain have been developed and verified. These results have been reported in several medical journals. The Company's MSI systems allow the surgeon, hospital, insurer and patient to more accurately assess the risk of a proposed surgery and the possibility of improving the outcome of the surgery.

EPILEPSY SURGERY: There are approximately 1.2 million people in the United States with recurrent epileptic seizures, and approximately 150,000 new cases emerge each year. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. It is estimated that there are at least 100,000 people in the United States who could benefit from surgical intervention, although, based on the most recent data published in 1993, it is believed that only about 2,500 such procedures are being performed annually. It is the Company's opinion that the small number of surgical procedures for epilepsy being performed annually, is primarily due to limitations of facilities available for such surgeries, and the small number of trained clinicians expert in the area.

Over the past decade, a number of research studies have demonstrated that MSI can noninvasively locate brain tissue suspected of triggering epileptic seizures. It is this tissue which is the target of the surgery. In the absence of a noninvasive method, it is often necessary to implant an array of electrodes directly on or into the brain to locate this tissue. The invasive evaluation approach requires lengthy hospitalization in facilities that are equipped for long-term intensive monitoring of patients, 24 hour nursing care and participation of a highly trained team of specialists. To date, the cost and relative scarcity of appropriate facilities for this long-term monitoring procedure severely limit the number of patients who can benefit from a surgical approach to epilepsy treatment.

Recent medical literature shows that the information provided by MSI could, in many cases, avoid invasive evaluation procedures. The Company believes the necessary information can be obtained with its MSI systems in a clinically acceptable time frame and at a cost that will allow for routine use in evaluating patients for epilepsy surgery. The results to date suggest that the use of the Company's MSI system would be a cost-effective alternative to currently used invasive evaluation procedures. The company is currently working with three epilepsy centers in the U.S. to look at the effectiveness of MSI in epilepsy in a prospective clinical trial.

ISCHEMIC DISORDERS, STROKE AND OTHER BRAIN APPLICATIONS: Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. The total direct cost to the U.S. health care system for treatment and rehabilitation of stroke exceeds $30 billion per year, according to the Annals of Internal Medicine published in 1994. MSI may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. As an indicator of neurological function, MSI may be useful to monitor rehabilitation and treatment of stroke patients. Studies have also suggested that the Company's MSI systems could be beneficial in the diagnosis of brain disorders such as Alzheimer's disease, dyslexia, autism and schizophrenia.

APPLICATIONS IN THE BODY: The Magnes 1300 C system could be beneficial in evaluating various parts of the body, including applications to gastrointestinal ischemia, spinal cord function and fetal heart monitoring. The Company has not applied to the FDA or similar regulatory agencies to obtain clearance for the marketing of the Magnes 1300C. There can be no assurance that such clearance will be obtained, if applied for.

CLINICAL COLLABORATIONS

The Company's primary near term objective is to accelerate the development, use and commercialization of its MSI systems by cooperating with researchers and physicians at key medical centers. The Company's MSI systems must be established by clinical researchers as an effective tool suitable for mainstream clinical applications in order to establish a commercial market. Accordingly, the early clinical research sales and collaborations with clinical sites are strategically important to the Company's overall market development plan.

As of September 30, 1998, the Company's MSI systems are installed for neurological research at twenty (20) sites and non-neurological research at one
(1) site worldwide, listed in Table 1. The Company provides technical support to all of these sites. While the sites listed in Table 1 below do not all have formalized clinical applications development agreements with BTi, the Company benefits from the extensive research conducted at these sites through the clinical results disseminated to the medical community and from potential future applications that may be developed. To date, the findings of BTi and its collaborators have been presented in more than 75 published papers.



TABLE 1
SYSTEM INSTALLED    NAME OF INSTITUTION                                  LOCATION
-----------------------------------------------------------------------------------
Magnes I            University of Colorado                            United States
Magnes II           University of California, San Francisco           United States
Magnes 2500 WH      The Scripps Clinic & Research Foundation (1)      United States
Magnes 2500 WH      New York University Medical Center                United States
Magnes 2500 WH      University of Texas, Houston                      United States
Magnes I            Kyushu University Hospital                        Japan
Magnes II           National Institute for Physiological Sciences     Japan
Magnes II           National Epilepsy Center                          Japan
Magnes II           National Chubu Hospital                           Japan
Magnes 2500 WH      Tokyo Medical and Dental University               Japan
Magnes 2500 WH      Communications Research Laboratory                Japan
Magnes I            University of Munster                             Germany
Magnes I            University of Rennes                              France
Magnes II           University of Erlangen                            Germany
Magnes II           University of Vienna General Hospital             Austria
Magnes 2500 WH      Institute of Medicine-KFA Julich                  Germany
Magnes 2500 WH      University of Magdeburg                           Germany
Magnes 2500 WH      Max Planck Institute, Leipzig                     Germany
Magnes 2500 WH      University of Konstantz                           Germany
Magnes 2500 WH      FORENAP Institute for Research in                 France
                    Neuroscience and Psychiatry
Magnes 1300 C       University of Bochum (2)                          Germany

                    (1) Company equipment used as beta site.
                    (2)  Represents non-neurological site.

                                      6

MARKETING, SALES AND DISTRIBUTION

MARKET DESCRIPTION

The overall market for the Company's Magnes systems can be divided into three overlapping segments: the basic research market, the clinical research market and the commercial clinical market. Customers in each market segment are identified by the focus of their work, the source of purchase funds, and other characteristics, as described below.

The basic research market consists of scientists working in university and government laboratories to discover new information about organ function and to make fundamental advances in their scientific fields. Patient treatment is not their principal concern. Equipment used by these scientists is generally purchased with funds provided by government and private research grants. The basic research market has been to date, and continues to represent the majority of the Company's sales.

The clinical research market consists primarily of teaching medical centers where the majority of clinical applications development work for new medical technologies and procedures is conducted. Because of their size, buying power, prestige, and early involvement in assessing and using new medical technologies, teaching medical centers continue to be the primary focus of the Company's near-term marketing plans. The Company has identified more than 150 key members of this group in the U.S., Europe and Asia which are centers of excellence in (i) neurosurgery, neurology and neurophysiology,
(ii) neuroradiology and radiology and (iii) cardiology.

The potential commercial clinical market for MSI systems if applications for various neurological diseases in addition to epilepsy could be developed, includes hospitals and clinics that could use the MSI systems in routine diagnosis and therapeutic monitoring of patients. The primary commercial clinical market in the United States consists of approximately 450 major medical centers each with 500 or more beds and approximately 780 hospitals each with between 300 and 500 beds. In addition, independent imaging centers in major metropolitan areas have often been among the first buyers of new imaging technologies, and the Company believes this pattern may be applicable for its MSI systems. Of the top 25 neurology centers in the United States, 24 have significant and growing epilepsy centers. There are approximately 200 epilepsy surgery centers in the United States, Western Europe and Asia which could be candidates for the Company's MSI systems. Multiple sales at the same site are not likely in the near term. Sales to the commercial clinical market are expected to develop when further regulatory approvals are obtained, adequate third-party reimbursement for MSI tests becomes routine, MSI procedure costs decline, and physician and decision makers in medical institutions conclude that MSI procedures are more beneficial and economical than existing diagnosis and treatment methods . If the Company is unable to gain general market acceptance of its MSI systems, the Company's business, financial position and results of operations will be materially adversely affected.

The National Institute of Health (NIH) has estimated that there are approximately 90 million cases annually of neurological and mental illness disorders in the U.S. Each case represents a separate incident of such disorders and not separate patients. In most cases, diagnostic methods for these disorders remain inadequate. According to NIH estimates, the annual cost associated with these neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of neurological disorders, the indirect cost of income lost due to illness. The majority of these disorders are functional in nature and are a major cause of disability and death. In most cases, no noninvasive test exists to help physicians diagnose or effectively monitor the functional activity associated with these neurological and mental illness disorders. The Magnes systems are designed to address this need.

There is substantial medical evidence supporting the view that a significant percentage of mental illness disorders have a physiological origin which may be treated by pharmaceuticals. In most cases, however, it has not been possible to detect physiological dysfunctions clearly associated with the symptoms of mental illness. There has been no objective measure to use for the diagnosis of mental illness, for the prescription of therapy, or for measuring the effectiveness of the therapy on the patient. MSI has demonstrated the ability to provide accurate spatio-temporal maps of neurophysiological function which may serve as an objective measure and, the Company believes, the Magnes systems could fulfill a major need of physicians dealing with mental disorders. Researchers are in the early stages of investigating MSI applications for mental illness and therefore no reliable estimates can be made of the number of patients who might be aided by data provided by the Magnes system.

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

DISTRIBUTION

The Company has a small direct sales organization with the specialized skills needed to sell the Company's MSI systems in the United States. The European and Asian markets are served, respectively, by the Company's branch office in Aachen, Germany and by the biomedical division of Sumitomo Metal Industries, LTD. ("SMI") in Japan. In March 1990, the Company entered into a distribution agreement granting SMI the exclusive rights to market, sell, distribute and service the Company's MSI products in certain regions of Asia and in Australia and New Zealand for an initial period of seven years. The agreement established a minimum number of units to be purchased by SMI during the period and granted to SMI a right of first refusal to negotiate a license to manufacture and sell the Company's MSI products in certain regions of Asia, Australia and New Zealand. This distribution agreement with SMI was extended for an additional five (5) years on January 23, 1997 with the modification that SMI's distribution rights outside of Japan would be non-exclusive. BTi is currently seeking additional representation in other areas of Asia, such as Korea and Taiwan.

REIMBURSEMENT

The Company's long-term commercial success in the United States is dependent upon obtaining approval of routine payment for clinical MSI procedures by Medicare and other third-party payors. The Health Care Financing Administration, which is responsible for the administration of Medicare, and most third-party payors follow similar guidelines for determining whether a specific procedure or health care technology is "reasonable" and "necessary" and, therefore, reimbursable under Medicare or private insurance coverage.
These guidelines generally include consideration of whether (i) the procedure or technology is more or less costly than an alternative already covered by insurance, (ii) the added benefit of the procedure or technology is significant enough to justify the expense, and (iii) the procedure or technology provides significant medical benefits not otherwise available from other procedures or technologies.

Substantial data is already available to support the use of MSI, and the Company's Magnes systems, for presurgical functional mapping and epileptic foci localization. This includes a number of publications in NEUROSURGERY, AMERICAN JOURNAL OF NEURORADIOLOGY, EPILEPSIA, ANNALS OF NEUROLOGY and THE JOURNAL OF EPILEPSY AND BRAIN, among others. The data have been successfully used by a number of medical centers to receive third-party reimbursement on a case-by-case basis. Since the first reimbursement was received in September 1993, more than 130 insurance companies and other healthcare providers have now approved reimbursement for certain MSI procedures. Although initial results are encouraging and a number of third-party payors have approved reimbursement, there is no assurance that third-party reimbursement will become widely accepted.

In Japan, a large number of hospitals are government funded and operated. These hospitals are paid by the JMHW only for procedures that have been approved by a reimbursement board of the JMHW. The JMHW follows guidelines similar to those followed by third-party payors in the U.S. in determining whether the Japanese government will reimburse a new medical procedure. Once reimbursement for a procedure is approved by the JMHW, all hospitals, both public and private, are reimbursed for the procedure at the same reimbursement rate. Since the Company's Magnes I, Magnes II and Magnes 2500 WH systems received approval from the JMHW for sales in Japan as clinical devices, Japanese public and private hospitals may purchase the systems for clinical use on patients. Reimbursement is not yet available from the Japanese government or Japanese third-party payors, but private Japanese hospitals are allowed to charge individual patients privately for procedures with the Magnes systems. The Kyushu University Magnes I system and the National Epilepsy Center Magnes II system, in Shizuoka, have been designated as Highly Advanced Medical Technology Sites by the Japanese government. This designation is required for application to the JMHW for reimbursement. SMI, with assistance from the Company, continues to work with medical centers in Japan in an effort to have the JMHW establish a reimbursement level for Magnes system procedures which will help support future purchases of the Magnes system in Japan.

In Europe, the current Magnes sites have concentrated primarily on research, and have not pursued governmental or private approval for reimbursement of MSI procedures.

PRODUCT PRICES AND TERMS OF SALE

The current prices for the Company's MSI systems range from approximately $1.0-$2.5 million, depending upon system configuration. Standard terms of sale provide for payments of 40% of the purchase price upon placement of the order, 40% upon shipment and the remaining 20% when installation is completed and final acceptance is obtained from the customer. For European customers who receive their funding from governmental agencies, the Company is generally required to provide a bank guarantee for the amount of the deposit which is usually released upon shipment and/or acceptance by the customer. The time between placement of an order and installation typically ranges between six and twelve months. The Company also enters into special collaboration and sale arrangements with certain medical centers to promote clinical applications development.

INSTALLATION, SERVICE AND TRAINING

In the medical device market, the ability to provide comprehensive and timely service is a key competitive advantage and is important for establishing customer confidence. Installation and service for the Company's products in the United States and Europe is provided from its San Diego, California headquarters and from the Company's branch office in Aachen, Germany, both of which maintain customer service departments capable of performing sophisticated systems installation and equipment maintenance. SMI has its own service capabilities in Japan to service MSI systems sold in their distribution areas.

Installation and a service agreement for the first year is included as part of the standard terms of sale in the United States and Europe. Thereafter, service and maintenance are available on a time and materials basis or pursuant to a yearly service agreement for an annual fee.

Initial customer training in the operation of the Company's MSI systems is provided by the Company's personnel at the customer's site and is included in the selling price of the system. Physician training in interpreting the clinical significance of MSI information is currently provided at the Company's cooperating United States clinical sites.

COMPETITION

The Company operates in an industry characterized by rapid technological change. New products using other technologies or improvements to existing competing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development would have a material adverse effect on the Company's financial position and results of operations.

Additionally, there continues to be significant price competition from the Company's main competitors for the limited number of whole head systems purchased worldwide. This aggressive competition has and will affect profit margins on sales of the Company's whole head system, the extent of which is not presently determinable.

Companies known to BTi that have manufactured an integrated large-array MSI system are CTF Systems Inc., a Canadian company, Neuromag Ltd., a Finnish company, Siemens AG, a German company, Phillips N.V., a Netherlands company, and Yokagawa, Shimadzu and Daikin, all three Japanese companies. Neuromag Ltd. has received FDA clearance for marketing one of its systems as a clinical device in the United States. It is being marketed by Picker, Inc. in the United States and Europe, and by Elekta in Asia. An MSI system produced by CTF Systems, Inc. has been cleared for sale as a clinical device in Japan by the JMHW. Yokagawa has installed one system in the United States and three additional systems in Japan. Siemens AG and Phillips N.V. do not currently manufacture or market integrated large-array MSI systems. The Company believes that Magnes systems compete favorably with other MSI systems on the basis of performance for detecting magnetic fields. The Company's ability to compete successfully, particularly in the Japanese market, may be negatively affected by the emergence of Japanese based competitors providing similar equipment.

Other large multinational corporations, including GE Corporation, a United States company, have initiated product investigation programs in magnetic source imaging. The Company's ability to compete successfully, particularly against any of its current or potential future competitors, many of which have significantly greater financial, manufacturing, distribution, and technical resources than the Company, will depend upon various factors, including BTi's ability to continue its technological and market development leadership role and BTi's ability to raise necessary capital for further development and commercialization.

BACKLOG

As of September 30, 1998, the aggregate amount of firm backlog orders for Company products and services was approximately $5,312,000, of which the Company expects to fill approximately $4,581,000 before September 30, 1999. The backlog is composed primarily of an order for a Magnes 2500 WH which was shipped, but not yet accepted by the customer prior to September 30, 1998, an order for an expanded 248-channel sensor, orders for a 2500 WH system and a 1300C cardiac system, and deferred service revenues on systems accepted before September 30, 1998. Future cash proceeds to the Company pertaining to backlog as of September 30, 1998 total approximately $1,559,000. As sales of the Company's systems typically involve transactions of $1 million or more, backlog is expected to fluctuate significantly from year to year depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

PROPRIETARY CORE TECHNOLOGIES

BTi has pioneered the development of technologies associated with MSI. Several core technologies that have been developed by and are proprietary to the Company, include superconducting magnetic field detectors, magnetic noise reduction, data analysis and clinically useful displays. The Company believes it has established an industry leadership position in MSI.

SUPERCONDUCTING MAGNETIC FIELD DETECTORS

The Company's magnetic field detectors consist of a superconducting detection coil and an extraordinarily sensitive amplifier called a SQUID. Superconductivity describes the ability of certain materials, when refrigerated to near absolute zero (-460EF or -273EC), to carry electricity without electrical resistance. This property enables the detection coil to act as a noise-free antenna to pick up magnetic fields and transfer them to the SQUID. The SQUID utilizes other unique electrical properties of superconductors to generate readily measured voltage changes in response to very small magnetic field changes. Together, the superconducting detection coil and SQUID amplifier are able to detect magnetic fields that are at least 1,000 times smaller than is possible with other magnetic field detectors.

BTi has developed proprietary processes for fabricating highly reliable superconducting magnetic field detectors and integrating a large number of such detectors into complex sensors which measure magnetic fields generated by electrical activity in the body. Sensors are comprised of the magnetic field detectors and the components required to refrigerate them to their operating temperature. The magnetic field detectors are refrigerated to a near absolute zero temperature with liquid helium. Novel methods have been developed by the Company to accomplish the necessary refrigeration without the requirement of immersing the magnetic field detectors directly in liquid helium. Because of this innovation, the magnetic field detectors can be used in any orientation with respect to the body, thereby overcoming limitations of previous designs that have prevented simultaneous measurements on the entire brain of a patient lying in a horizontal position. BTi believes this unique ability may provide a competitive advantage for the Company's future MSI systems. This construction technique and the subsequent system design have received U.S. patent numbers 4,827,217; 5,494,101; 5,494,033; 5,497,828; 5,441,107; 5,471,985 and Canadian
patent number 2,155,076. The Company has also applied for additional patents covering innovative work.

The Company has also developed proprietary processes for fabricating detection coils and SQUIDs from materials that become superconducting at the temperature of liquid nitrogen, which is significantly higher than the temperature of liquid helium. The availability of superconducting detection coils and SQUIDs refrigerated with liquid nitrogen would greatly simplify the design and reduce the costs to build and operate an MSI system. The Company has built and tested experimental magnetic detectors fabricated from superconductors operating at liquid nitrogen temperature. While their noise properties are currently less favorable than those obtained by using liquid helium superconductors, further improvements may make them suitable for certain MSI applications. The Company believes its novel high-temperature SQUID fabrication process is the only process having the reliability and reproducibility required of a commercial manufacturing process. The use of those processes has been licensed to Magnesensors, a related party, for applications other than in medical equipment.

MAGNETIC NOISE REDUCTION

The ability to detect weak magnetic fields created by the body depends upon the elimination or reduction of magnetic noise generally present in the environment. The magnetic fields generated by the electrical activity of the body can easily be overwhelmed by the stronger magnetic fields generated by automobile traffic, elevators, electrical machinery or even an ordinary wrist watch worn by a patient. The Company has developed techniques to reduce interference from magnetic noise. The Company houses its MSI systems in a shielded room constructed according to the Company's specifications from special alloys that reduce magnetic noise. All equipment used in the shielded room is selected or fabricated to avoid contaminating this low-noise environment. In addition, the configuration of the detection coils, reference coils, and supporting software processing algorithms in the Company's Magnes systems sharply reduces their sensitivity to magnetic fields from sources located more than about 10 inches from the sensor, which allows the Company to focus the sensors on the specific portion of the body being measured. The Company is investigating whether its noise reducing algorithms could allow a reduction in magnetic shielding requirements, which could substantially lower the cost of future MSI systems.

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

In analyzing a patient's magnetic field data, it is usually assumed that a very small region of electrically active tissue generates the magnetic field at any instant of time. There are situations of potential clinical interest in which the assumption of this single focal source of electrical activity cannot be used, and new analysis techniques are needed. The Company has developed, and is working with other third parties to develop techniques to extend the analysis to multi-focal and spatially extended sources of electrical activity to address this need.

CLINICALLY USEFUL DISPLAYS

Effective display of the results of an MSI examination is required to allow the technician operator to assess the data quality and to allow the physician to interpret the significance of the MSI results relative to the patient's condition. The Company provides a number of displays ranging from temporal displays, which allow the physician to determine the time sequence of events, to overlay displays, which estimate the location of the analyzed functions relative to the patient's anatomical images provided by MRI or CT. The Company has developed or has access to data interfaces compatible with a wide variety of MRI and CT scanners.

RESEARCH AND DEVELOPMENT

The Company has funded its product research and development primarily through public and private sales of stock, and revenues from product sales and product-related services. During fiscal 1998, 1997 and 1996, the Company's research and development expenses totaled $1,756,000, $2,953,000 and $7,767,000, respectively. The Company substantially completed the design of its Magnes 2500 WH system in fiscal 1996 and decreased expenditures in 1997 and 1998 as part of the Company's restructuring and focus on developing a market for sale of the Company's Magnes 2500 WH system.

MANUFACTURING AND MATERIALS

The Company engineers and manufactures every major component of its Magnes systems, other than the host computer and its peripherals, the magnetically shielded room which houses the sensor, and the sensor position indicator hardware used to determine how the sensor is oriented to the body. The Company is also currently purchasing its SQUID production requirements. However, through the Company's joint ownership of Magnesensors, Inc., the Company has the ability to fabricate SQUIDS from materials that become superconductive at liquid helium and liquid nitrogen temperatures should such a need arise.

Of the major components of the Magnes system not manufactured by the Company, the host computer and peripherals are widely available standard items. The other major purchased components are constructed in accordance with Company specifications that ensure compatibility with its MSI system. The magnetically shielded rooms for Magnes systems sold in the United States and Europe are currently supplied by two European manufacturers and a third U.S. based manufacturer has recently delivered its first room. In 1991, the Company completed development of a magnetically shielded room of its own design in cooperation with SMI and retains an option to manufacture the room or purchase it from SMI for sales outside the SMI distribution area. The Company believes it has adequate alternate sources of supply for this major system component from these sources.

The Company believes its current manufacturing capacity is sufficient to satisfy present demand. In order to achieve its long-term objectives, however, the Company will be required to expand production capabilities, mainly through additional manufacturing personnel and by potential subcontracting assembly of certain system components. There can be no assurance that the Company will be able to increase its level of output. The Company believes that its control over the development and manufacture of its MSI systems will enable it to modify its devices to address specific needs of anticipated clinical applications without significant dependence upon outside suppliers, manufacturers or providers of technology.

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

Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices are subject to general controls, including Quality System Regulations (QSR, formally known as Good Manufacturing Practice), and examples of such devices are tongue depressors and hot water bottles. Class II devices are subject to general performance standards not yet established by regulation. General controls of Class I devices presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Examples of Class II devices are ECG and EEG. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Safety and efficacy must be demonstrated and supported by clinical data submitted to the FDA for "premarket approval." Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a
Section 510(k) premarket notification, and subsequent FDA clearance to market. The Magnes I and Magnes II systems have been determined under the 510(k) process to be substantially equivalent to BTi's prior Model 607 Neuromagnetometer and to EEG. The Magnes 2500 WH system has been found to be substantially equivalent to the Magnes II system. The Company's Magnes MSI systems are classified as Class II devices, and therefore are subject to the general controls of Class I devices and to performance standards that have not yet been defined for Class II devices. The Company believes that its Magnes 1300C system will be found substantially equivalent to previous Magnes devices. However, the FDA has made no such determination, nor is the Company pursuing such clearance at this time.

The Company has filed, and subsequently received clearance, for Section 510(k) premarket notifications with the FDA for applications of the Magnes I, Magnes II and Magnes 2500 WH systems relating to the brain. This clearance enables the Company to market the Magnes I, Magnes II and Magnes 2500 WH systems as diagnostic devices for clinical use relating to applications of the brain rather than research equipment. The Company has not yet applied to the FDA or similar regulatory agencies to obtain clearance for sale of the Magnes 1300C.

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

While Western Europe and Japan have regulatory agencies that are somewhat similar to the FDA, each country's regulatory requirements for product acceptance are unique and will require the expenditure of substantial time, money and effort to obtain and maintain regulatory acceptance for marketing for clinical use. There can be no assurance that the Company will be able to obtain and maintain such approvals. The Magnes I system, Magnes II system and Magnes 2500 WH systems have all received JMHW approval.

PATENTS AND PROPRIETARY INFORMATION

The Company relies on proprietary technology and seeks to maintain confidentiality of its trade secrets, unpatented proprietary know-how and other proprietary information and to obtain patent protection when appropriate. As of September 30, 1998, the Company held forty two (42) patents in the United States of which four (4) pertain to the Company's current whole head system Eight (8) of the forty two (42) patents had counterpart patents issued in certain members of the European Patent Organization, in Canada and in Japan. As of September 30, 1998 the Company had filed three (3) U.S. patent applications that are in various stages of the patent prosecution process. The Company has also filed five (5) applications with the European Patent Organization for patent protection in Western Europe, ten (10) applications in Japan and two (2) in Canada. The Company anticipates that patents, if issued, will be issued (i) within two to 20 months with respect to the pending patent applications in the U.S., and
(ii) within three years with respect to the pending patent applications in Western Europe. The Company has reserved its priority with respect to receiving patents on its applications in Japan, and may pursue those applications in due course.

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

HUMAN RESOURCES

As of September 30, 1998, the Company employed 59 full-time employees at its facilities in San Diego, California and Aachen, Germany combined. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that it maintains good relationships with its employees.

RISKS AND UNCERTAINTIES

HISTORICAL OPERATING LOSSES AND ACCUMULATED DEFICIT

Our financial position reflects that we have been principally focused on research and development with only low volume sales to medical research institutions. For example, our net losses in the last three years have been as follows:

                   * $4,968,000 of losses in fiscal 1998,
                   * $5,242,000 of losses in fiscal 1997, and
                   * $15,566,000 of losses in fiscal 1996.

In the last three years, our negative cash flows from operations have been as follows:

                   * $5,360,000 in fiscal 1998,
                   * $2,032,000 in fiscal 1997, and
                   * $12,808,000 in fiscal 1996.

At September 30, 1998, our accumulated deficit was $90,823,000 with working capital of $11,139,000. Our working capital at September 30, 1998 resulted primarily from the sale of 30,000,000 shares of common stock for proceeds of $15,000,000 during August 1998. We believe that cash projected to be generated from operations alone will not be sufficient to meet our capital and working capital requirements in fiscal 1999.

DEPENDENCE ON MEETING CUSTOMER REQUIREMENTS

Our success may be limited by our ability to satisfy customer performance requirements for our systems; as well as our ability to complete, in a timely fashion, product developments and enhancements to satisfy customer requirements.

FUTURE CAPITAL NEEDS AND UNCERTAINTIES OF ADDITIONAL FUNDING

If we achieve the projections in our current business plan, we believe that we will be able to meet our business obligations through June 2000. However, we may not meet our sales projections due to the current limited and competitive market for MSI systems. If we do not meet our sales projections, we may not have sufficient available funds and cash flows from operations to meet our business obligations through June 2000. Even if we meet our business plan projections, we will likely seek additional financing in fiscal 2000 to fund operations. We may not find such financing on terms acceptable to us, if at all. For more information, you should also read the "Liquidity and Capital Resources" section starting on page 22.

DEPENDENCE UPON A SINGLE PRODUCT AND UNCERTAINTY WITH RESPECT TO THE DEVELOPMENT OF ADDITIONAL PRODUCTS OR APPLICATIONS

Our future success may be limited by our dependence on one product, our Magnes 2500 WH system, which currently has limited clinical applications. Before we can penetrate the commercial clinical market, we need to develop additional clinical applications for our MSI system by experimenting with its diagnostic and monitoring uses at major medical centers. We cannot assure you that a commercial market will develop for these uses of our MSI system. Our financial position will be materially adversely affected if we do not develop additional clinical applications or if we are not able to develop a commercial market for our Magnes 2500 WH system.

DEPENDENCE ON AND UNCERTAINTY WITH RESPECT TO THIRD PARTY REIMBURSEMENT AND HEALTHCARE REFORM

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of September 30, 1998, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

RISK OF TECHNOLOGICAL OBSOLESCENCE

Our industry is characterized by rapid technological change, which may also impact our commercial success. Competitors may develop products using other technologies or may improve existing products. This competition may reduce the size of the potential market for our products or make them obsolete or non-competitive. Competitors may also develop new or different products using technology or imaging modalities that provide, or are perceived as providing, greater value than the Company's products. Our financial position will be materially adversely affected if such competitive developments occur.

COMPETITION

Our industry is also characterized by ongoing significant price competition. Our competitors compete with us aggressively for the currently limited number of whole head systems being purchased worldwide. The future profitability of our Magnes 2500 WH system may be affected by this aggressive competition, but we cannot presently determine the extent.

FOREIGN EXCHANGE AND RELATED RISK

A significant portion of our sales to date have been in foreign markets. Revenues from export sales represented 71% of our revenues of MSI systems for the year ended September 30, 1998 compared to 77% of similar revenues for the prior year. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at September 30, 1998 and 1997 we did not have any open forward exchange contracts, on occasion, we enter into forward exchange contracts to partially hedge ( or protect) against such foreign currency exchange risks. Nonetheless, these fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. We price our Japanese sales in U.S. dollars. We generally price our European sales in the currency of the country in which our MSI systems are sold. The prices of our products in U.S. dollars will vary as the value of the U.S. dollar fluctuates against the quoted foreign currency price.

YEAR 2000 ASSESSMENT

Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to
distinguish 21st century dates from the 20th century dates.   Systems that do
not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements.

The Company is utilizing both internal and external resources as applicable, to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion process. The Company has preliminarily determined that it may be necessary to acquire new Year 2000 compliant hardware and software systems for its accounting, purchasing , production control and inventory management systems. Current estimates indicate potential costs may amount to approximately $250,000 for expenditures, including hardware, software and systems conversions, plus additional, yet to be quantified internal and external labor costs for systems conversions and implementation.

The Company is currently seeking to ensure that the software and operating systems included in its Magnes 2500WH are Year 2000 compliant. Failure or perceived failure of such product to be Year 2000 compliant could significantly adversely affect sales of the Company. Year 2000 issues could cause potential customers to reevaluate their current system needs and as a result consider deferring purchase of the Company's Magnes systems. Additionally, the Company could have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not year 2000 compliant. Any of the foregoing could result in a material adverse effect on the Company's business, operating results, and financial condition.

The Company is also in the process of requesting information and assurances from its major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, the Company will identify contingency plans such as the use of alternate vendors or manual systems.

As of September 30, 1998, the Company has spent approximately $40,000 in addressing Year 2000 issues including consultant and in-house labor costs.

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

The Company's branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement expiring in December 1998, which the Company is in the process of renewing. Monthly lease payments are approximately $2,000. Sales and service for the Company's European operations are conducted from the German facility.

ITEM 3.   LEGAL PROCEEDINGS.

Neither the Company nor its German subsidiary are involved in any litigation which is expected to have a material adverse effect on the Company's business, consolidated financial position, or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS.

The Company's Common Stock, formerly traded on the Nasdaq National Market under the symbol "BTIX", was delisted as of March 10, 1997 for lack of then compliance with the net tangible assets requirement of $4 million dollars. The Company's stock is currently trading on the Nasdaq Over the Counter Bulletin Board. The following table sets forth the range of high and low closing sales prices by quarter for the Company's Common Stock as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.


     Fiscal Year 1998    High      Low
     ----------------   -----     -----
     1st Quarter        $1.50     $0.37
     2nd Quarter        $0.68     $0.38
     3rd Quarter        $0.42     $0.28
     4th Quarter        $0.64     $0.26

     Fiscal Year 1997    High      Low
     ----------------   -----     -----
     1st Quarter        $1.00     $0.47
     2nd Quarter        $0.44     $0.16
     3rd Quarter        $0.73     $0.20
     4th Quarter        $0.74     $0.36

As of December 17, 1998, there were approximately 269 holders of record of the Company's Common Stock. The last reported closing price for the Company's Common Stock on the Nasdaq Over the Counter Bulletin Board on December 17, 1998 was $.18 per share.

The Company has never declared or paid dividends on its Common Stock. The Company does not anticipate declaring any dividends on its Common Stock in the foreseeable future and intends to retain earnings, if any, for the development of its business.

ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to BTi's consolidated statements of operations for each of the three years in the period ended September 30, 1998 and with respect to the consolidated balance sheets at September 30, 1998 and 1997, are derived from the audited consolidated financial statements which are included elsewhere in this document. The statement of operations data for the years ended September 30, 1995 and 1994 and the balance sheet data at September 30, 1996, 1995 and 1994 are derived from audited consolidated financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Dollars are stated in thousands, except per-share amounts.


                                                                       Years Ended September 30,
                                                     --------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                          1998           1997         1996            1995          1994
                                                     --------       --------      ---------       --------      ---------
Total revenues                                       $ 2,839        $10,592       $    733        $ 8,981       $  3,119
Operating loss                                        (4,898)        (3,318)       (15,467)        (5,720)       (10,147)
Net loss                                              (4,968)        (5,242)       (15,566)        (6,673)       (10,313)
Basic and diluted net loss per share                    (.09)          (.11)          (.39)          (.27)         (1.03)
Shares used in computing
   basic and diluted net loss                         56,430         45,790         39,950         24,783          9,977
   per share


                                                                              September 30,
                                                     --------------------------------------------------------------------
BALANCE SHEET DATA:                                   1998            1997          1996           1995            1994
                                                     -------        --------       --------       -------        --------
Working capital (deficiency)                         $11,139        $(2,284)       $  (785)       $10,274        $(2,114)
Total assets                                          17,343          6,002         16,250         20,124          9,419
Long term obligations                                    216            219             48            493            459
Shareholders' equity (deficit)                        11,569         (1,286)           854         13,368          2,283


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

OVERVIEW
Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs. The Company is focusing on the development of its technology for potential commercial market applications such as mapping of functional cortex at risk during surgery for tumors and other lesions, and the diagnosis and planning for surgical treatment of epilepsy. The Company is continuing to investigate the potential applications of its technology for problems of the heart, spine, and gastrointestinal system, as well as for disorders of the brain such as closed-head trauma, schizophrenia and other neuro-psychiatric disorders.

Twenty one (21) Magnes systems were installed in medical and research institutions worldwide at the end of fiscal 1998. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 130 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of September 30, 1998, the Company had shipped ten Magnes 2500 WH systems and received nine final acceptances from customers.

The current price of BTi's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A portion of the Company's sales have been in foreign markets. The Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales, if made in the future. Although at September 30, 1998 and 1997, the Company did not have any open forward exchange contracts. The Company may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

Since concentrating on the development of its MSI systems in 1984, the Company's corporate strategy and commitment of resources have focused on long-term product applications and continued product development rather than near-term operating performance. Since the development of the Magnes 2500 WH system was substantially completed in fiscal year 1996, the Company has significantly reduced product and applications development expenses and expects that such expenditures may continue at comparatively reduced levels in 1999.

In December 1996, the Company reported a restructuring of its operations due to lower short-term market projections for its MSI systems. The restructuring resulted in a reduction of 44 employees.

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 1998. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

RESULTS OF OPERATIONS

The consolidated financial statements and notes thereto which appear in Part II,
Item 8 should be read in conjunction with the following review:

FISCAL YEARS ENDED SEPTEMBER 30, 1998 AND 1997

Results of operations in fiscal 1998 declined as compared to fiscal 1997 primarily due to having only two final customer acceptances consisting of a Magnes 2500 WH system and a Magnes II system in fiscal 1998, as compared to seven final customer acceptances of Magnes 2500 WH systems in fiscal 1997. However, as a result of the restructuring of the Company which commenced in December 1996, additional cost savings were realized in general and administrative, marketing and sales, and research and development expenses.

Product revenues for fiscal 1998 totaled $2,103,000 as compared to $10,131,000 in fiscal 1997. Decreased product revenues is the result of only two final customer acceptances of systems in fiscal 1998 as compared to seven final customer acceptances of systems in fiscal 1997.

Product costs totaled $1,935,000 in fiscal 1998 as compared to $6,333,000 in fiscal 1997. Product costs decreased due to the sale of two systems in fiscal 1998 as compared to seven systems in fiscal year 1997. Product costs as a percentage of product revenues amounted to 92% in fiscal 1998 as compared to 63% in fiscal 1997. The decreased margin is primarily the result of fixed production expenses being absorbed over fewer units in fiscal 1998 as compared to fiscal 1997.

Service revenues for fiscal 1998 totaled $498,000 as compared to $395,000 in fiscal 1997. The increase of 26% is attributable to customer acceptances of seven systems in fiscal 1997, resulting in service revenues in fiscal 1998 inherent in the first year service contracts.

Research and development expenses totaled $1,756,000 in fiscal 1998 compared to $2,953,000 in fiscal 1997. The decrease of 41% is the result of reduced payroll and related research and development costs which commenced with the Company's restructuring in December 1996. The Company also reduced research and development expenditures in fiscal 1998 to preserve cash flows for other uses including market development for the Company's systems.

Marketing and sales expenses amounted to $1,281,000 in fiscal 1998 as compared to $1,902,000 in fiscal 1997, a decrease of 33%. This decrease is attributed to the general reduction of marketing and sales expenses due to the restructuring of operations which commenced in December 1996.

General and administrative expenses totaled $1,721,000 in fiscal 1998, a reduction of 21% from $2,190,000 in fiscal 1997. This reduction was primarily due to the restructuring of the Company's operations, including reductions in administrative personnel.

Interest expense totaled $72,000 for fiscal 1998 as compared to $2,339,000 in fiscal 1997. Interest expense of $2,339,000 in fiscal 1997 consisted primarily of a non-cash charge of $2,250,000 pertaining to the conversion feature of a note payable to shareholder.

Loss on equity investment in fiscal 1998 represents the Company's portion of net losses incurred by Magnesensors, Inc. of approximately $78,000 and a write down of the Company's remaining equity investment of approximately $82,000. Magnesensors, Inc. is 38% owned by the Company.

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

Service revenues for fiscal 1997 totaled $395,000 as compared to $565,000 in fiscal 1996, a decrease of 30%. The reduction in service revenues is the result of first year service contracts on Magnes I and Magnes II systems having been substantially completed in 1996 for units shipped in 1995. Service contracts pertaining to the Magnes 2500 WH systems did not commence until final customer acceptances were received in the second quarter of fiscal 1997.

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

Interest expense totaled $2,339,000 for fiscal 1997 as compared to $788,000 for fiscal 1996. Interest expense consisted primarily of a non-cash charge of $2,250,000 and $750,000 in fiscal 1997 and 1996 respectively, pertaining to the conversion feature of a note payable to shareholder.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Company had working capital of $11,139,000. At September 30, 1997, the Company's current liabilities exceeded current assets, resulting in a working capital deficiency of $2,284,000. The net increase in working capital is primarily due to the sale of 30,000,000 shares of common stock to offshore investors at $.50 per share for a total of $15,000,000 during August 1998. Accordingly, cash and cash equivalents and short-term investments, exclusive of any restricted cash, increased $11,136,000 from September 30, 1997 to $12,365,000 at September 30, 1998.

Capital equipment expenditures totaled $95,000 in fiscal 1998, $145,000 in fiscal 1997 and $577,000 in fiscal 1996. The Company anticipates that capital equipment expenditures will amount to less than $100,000 in fiscal 1999.

BTi has financed its operations largely through private and public sales of equity and debt securities. In August 1996, the Company entered into a loan agreement with Dassesta International S.A. ("Dassesta") for $3,000,000 bearing interest at 9% per annum, maturing in February 1997. Under the terms of the agreement, the note plus accrued interest was convertible at the option of the company into common shares upon execution of the agreement at $.40 per share or by Dassesta upon the earlier of maturity, default, or significant change in ownership of BTi at $.40 per share. The Company converted the $3,000,000 loan principal and related accrued interest of $87,040 into 7,717,602 shares of the Company's common stock on December 31, 1996.

In May 1997, the Company entered into a loan facility with Dassesta International, S.A. ("Dassesta"), the Company's then controlling shareholder. The loan facility provided for maximum borrowings of $1,700,000 and expired on December 31, 1998. Interest accrued on outstanding principal at 10% and was payable on December 31, 1997 and 1998. The loan was collateralized by certain of the Company's accounts receivable and required principal repayment upon collection of such receivables. As of September 30, 1997, the Company had $975,000 outstanding under the loan which was repaid in 1998.

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and 1,500,000 additional unregistered shares of common stock to Bank Leu under Regulation S at $.50 per share. Consideration received by the Company in relation to the common stock sales consisted of cash totaling $793,000 and cancellation of its then outstanding loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

In the period January 1998 through July 1998 the Company borrowed a total of $2,000,000 from Dassesta International S.A., a major shareholder of the Company to meet working capital needs. In August 1998 the Company concluded the sale of 30,000,000 shares of unregistered common stock to overseas investors pursuant to Regulation S. Dassesta, which first became an investor in the Company in March 1995, purchased 10,000,000 shares, "La Caixa", Caja de Ahorras y Pensiones de Barcelona, a leading Spanish financial institution, purchased 10,000,000 shares, and the balance of the additional 10,000,000 shares were purchased by Experta Bil, Bank Leu and LGT Bank Luxembourg. The sale of the entire 30,000,000 shares was consummated at $.50 per share, yielding $15,000,000. The Company immediately repaid Dassesta the $2,000,000 of working capital loans plus $35,824 of accrued interest, and retained proceeds of $12,964,176, of which $10,100,000 was invested in short term
U.S. Treasury Notes as of September 30, 1998.

Based on the Company's current operating plans, capital and working capital expenditures necessary to support the on-going development and commercialization of the Company's products through September 30, 1999 are expected to substantially exceed cash projected to be generated from operations. However, the Company believes that its current cash and short-term investments exclusive of restricted cash are sufficient to support its operating needs through June 2000 based upon the Company's current business plan. The realization of this business plan is dependent upon the Company' ability to successfully capture a number of Magnes 2500 WH system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient numbers of Magnes 2500WH systems sales will be made by the Company in order to realize the current business plan. If these sales are not achieved as planned, the Company's available funds and projected cash flows from operations may not be sufficient to meet operating needs through June 2000. In either case, the Company will likely seek additional financing in fiscal 2000, or prior thereto, to continue to fund operating needs. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all. See "Risks and Uncertainties".

YEAR 2000 ASSESSMENT

Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from the 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements.

The Company is utilizing both internal and external resources as applicable, to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion process. The Company has preliminarily determined that it may be necessary to acquire new Year 2000 compliant hardware and software systems for its accounting, purchasing , production control and inventory management systems. Current estimates indicate potential costs may amount to approximately $250,000 for expenditures, including hardware, software and systems conversions, plus additional, yet to be quantified internal and external labor costs for systems conversions and implementation.

The Company is currently seeking to ensure that the software and operating systems included in its Magnes 2500WH are Year 2000 compliant. Failure or perceived failure of such product to be Year 2000 compliant could significantly adversely affect sales of the Company. Year 2000 issues could cause potential customers to reevaluate their current system needs and as a result consider deferring purchase of the Company's Magnes systems. Additionally, the Company could have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not year 2000 compliant. Any of the foregoing could result in a material adverse effect on the Company's business, operating results, and financial condition.

The Company is also in the process of requesting information and assurances from its major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, the Company will identify contingency plans such as the use of alternate vendors or manual systems.

As of September 30, 1998, the Company has spent approximately $40,000 in addressing Year 2000 issues including consultant and in-house labor costs.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements as of September 30, 1998 and 1997, and for each of the three years in the period ended September 30, 1998 and the reports of independent accountants are included in this report as listed in the index on page 26 of this report ( Item 14 (a)).

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

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required for this item with respect to directors and executive officers is set forth in the sections entitled "Election of Directors", "Security Ownership of Management-Business Experience of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders the "Proxy Statement" to be filed with the Commission within 120 days of the Company's fiscal year end and delivered to shareholders in connection with the 1999 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required for this item is set forth in the sections entitled "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions" in the Proxy Statement, which sections are incorporated herein by reference.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


 (a) The following documents are filed as part of this report:

     (1) Financial Statements

         Reports of Independent Accountants . . . . . . . . . . . . . . . 32

         Consolidated Balance Sheets at September 30, 1998 and 1997 . . . 35

         Consolidated Statements of Operations for the three years
         ended September 30, 1998 . . . . . . . . . . . . . . . . . . . . 36

         Consolidated Statement of Shareholders' Equity (Deficit) for
         the three years ended September 30, 1998 . . . . . . . . . . . . 37

         Consolidated Statements of Cash Flows for the three years
         ended September 30, 1998 . . . . . . . . . . . . . . . . . . . . 38

         Notes to Consolidated Financial Statements . . . . . . . . . . . 39


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

   3.3 (10) Certificate of Amendment of Fourth Restated Articles of Incorporation (numbered originally as 10.73)

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

 +10.36 (1)    Form of Indemnification Agreements for directors and officers.

  10.41 (2)    License and R & D Agreement dated January 22, 1990 between the
               Company and Sumitomo Metal Industries, Ltd.

  10.43 (2)    Registration Rights Agreement dated January 22, 1990 between the
               Company and Sumitomo Metal Industries, Ltd.

  10.45 (3)    Memorandum of Understanding dated January 18, 1991, as amended, between the Company and Sumitomo Metal Industries, Ltd. (with certain confidential portions omitted).

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

Exhibit
  No.          Description of Document

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

  10.69 (6)    Loan and Security Agreement with a bank dated December 13, 1994.

  10.70 (6)    Schedule to Loan and Security Agreement dated December 13, 1994.

 10.71 (11)    Offshore Subscription Agreement between the Company and Dassesta
               International S.A. (Numbered  originally as Exhibit 2.1).

 10.72 (11)    Form of Offer Letter to Holders of 10% Secured Promissory Notes
               (Numbered originally as Exhibit 2.2).

 10.75 (11)    Purchase and Distributorship Agreement dated January 23, 1997 between the Company and Sumitomo Metal Industries, Ltd. (with certain confidential portions omitted).

10.76 Form of Offshore Stock Subscription Agreements for August 1998 Sale of Company Common Stock

10.77          Joint Venture Agreement with Magnesensors

      23.1     Consent of Arthur Andersen LLP

      23.2     Consent of PricewaterhouseCoopers LLP

         24         Power of Attorney

         27         Financial Data Schedule

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

(11) These exhibits were previously filed as part of, and are hereby incorporated by reference , to the same numbered exhibits (except as otherwise indicated) in Fiscal 1997 Form 10-K

+    Management contract or compensatory plan or arrangement.

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

BIOMAGNETIC TECHNOLOGIES, INC.



By   /s/D. Scott Buchanan                      December 24, 1998
     -------------------------                --------------------
     D. Scott Buchanan                              Date
     President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/D. Scott Buchanan                              December 24 , 1998
     -----------------------------------               -------------------
     D. Scott Buchanan                                 Date
     President, Chief Executive Officer
     Director


By   /s/ Herman Bergman                                December 24 , 1998
     -----------------------------------               -------------------
     Herman Bergman                                    Date
     Vice President Finance, Chief Financial Officer,
     Chief Accounting Officer, Corporate Secretary
     Director

By                 *                                   December 24, 1998
     -----------------------------------               -------------------
     Rodolfo Llinas, Director                          Date


By                 *                                   December 24, 1998
     -----------------------------------               -------------------
     Martin P. Egli, Director                          Date


By                 *                                   December 24, 1998
     -----------------------------------               -------------------
     Enrique Maso, Chairman of the Board               Date


By                 *                                   December 24, 1998
     -----------------------------------               -------------------
     Galleon Graetz,  Director                         Date



*By     /s/ D. Scott Buchanan
     -----------------------------------
             D. Scott Buchanan
             (Attorney-in-Fact)

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Biomagnetic Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Biomagnetic Technologies, Inc. (a California Corporation) and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company has historically reported net losses and negative cash flows from operations. Currently, the Company anticipates that it will seek additional financing to allow it to execute its business plan through the year 2000. For a discussion of management's plans in this regard, see Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomagnetic Technologies, Inc. and subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, as of and for the years ended September 30, 1998 and 1997 the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ARTHUR ANDERSEN LLP

San Diego, California
November  13, 1998

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Biomagnetic Technologies, Inc.:

In our opinion, the consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows for the year ended September 30, 1996 (appearing on pages 36 through 38 of the Biomagnetic Technologies, Inc. Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Biomagnetic Technologies, Inc. and its subsidiary for the year ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Biomagnetic Technologies, Inc. for any period subsequent to September 30, 1996.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 10, 1997, except as to the
last paragraph of Note 8, which is
as of December 19, 1997

                         REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Biomagnetic Technologies, Inc.:

Our audit of the consolidated financial statements of Biomagnetic Technologies, Inc. and its subsidiary referred to in our report dated January 10, 1997, except as to the last paragraph of Note 8, which is as of December 19, 1997 appearing on page 33 of this Form 10-K also included an audit of the Financial Statement Schedule II of Biomagnetic Technologies, Inc. and its subsidiary for the year ended September 30, 1996 appearing on page 53. In our opinion, this Financial Statement Schedule of Biomagnetic Technologies, Inc. and its subsidiary presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PRICEWATERHOUSECOOPERS LLP

San Diego, California
January 10, 1997, except as to
the last  paragraph of Note 8, which is
as of December 19, 1997

                            BIOMAGNETIC TECHNOLOGIES, INC.
                             CONSOLIDATED BALANCE SHEETS

                                                                       September 30,
                                                                     1998           1997
                                                                 ----------    ----------
ASSETS
Cash and cash equivalents                                        $2,282,002     $1,228,734
Short-term investments                                           10,082,500            -
Restricted cash                                                     137,747        500,181
Accounts receivable, less allowance for doubtful
     accounts of  $10,420 in 1998 and 1997                          932,161        398,454
Inventories                                                       2,990,759      2,387,975
Prepaid expenses and other current assets                           271,095        269,457
                                                                -----------     ----------
Total current assets                                             16,696,264      4,784,801
                                                                -----------     ----------
Net property and equipment                                          303,874        526,444
Investment in Magnesensors                                              -          160,000
Restricted cash                                                     186,601        192,020
Other assets                                                        155,839        339,063
                                                                -----------     ----------
TOTAL ASSETS                                                    $17,342,578     $6,002,328
                                                                -----------     ----------
                                                                -----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                   $782,664     $1,340,992
Accrued liabilities                                                 747,978        934,012
Accrued salaries and employee benefits                              460,482        511,843
Customer deposits                                                 2,909,100      2,172,160
Deferred revenue                                                    656,800      1,134,938
Note payable to shareholder                                             -          975,000
                                                                -----------     ----------
Total current liabilities                                         5,557,024      7,068,945
Other long-term liabilities                                         216,183        219,489
                                                                -----------     ----------
Total liabilities                                                 5,773,207      7,288,434
                                                                -----------     ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock -- no par value, 100,000,000 shares authorized;
Shares issued and outstanding 83,367,112 in 1998 and
 47,720,887 in 1997                                              99,391,882     81,568,769
Additional paid-in capital                                        3,000,000      3,000,000
Accumulated deficit                                             (90,822,511)   (85,854,875)
                                                                -----------     ----------
Total shareholders' equity (deficit)                             11,569,371     (1,286,106)
                                                                -----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)            $17,342,578     $6,002,328
                                                                -----------     ----------
                                                                -----------     ----------

                   See Notes to Consolidated Financial Statements.

                                    BIOMAGNETIC TECHNOLOGIES, INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Years Ended September 30,
                                                                     1998           1997           1996
                                                                -----------    -----------   ------------
REVENUES
    Products                                                     $2,102,967    $10,130,727       $167,684
    Product services                                                497,988        395,327        564,921
    Contract research                                               238,053         65,838            -
                                                                -----------    -----------   ------------
                                                                  2,839,008     10,591,892        732,605

COST OF REVENUES
      Products                                                    1,935,049      6,333,270      2,565,454
      Product  services                                             809,599        466,763        111,173
      Contract research                                             233,860         64,771            -
                                                                -----------    -----------   ------------
                                                                  2,978,508      6,864,804      2,676,627
                                                                -----------    -----------   ------------
GROSS MARGIN                                                       (139,500)     3,727,088     (1,944,022)

OPERATING EXPENSES
      Research and development                                    1,755,756      2,953,009      7,767,199
      Marketing and sales                                         1,281,428      1,902,157      2,798,248
      General and administrative                                  1,721,032      2,189,878      2,957,571
                                                                -----------    -----------   ------------
                                                                  4,758,216      7,045,044     13,523,018
                                                                -----------    -----------   ------------
OPERATING LOSS                                                   (4,897,716)    (3,317,956)   (15,467,040)

       Interest expense                                             (72,129)    (2,339,439)      (788,291)
       Interest income                                               99,894        223,565        524,895
       Other income, net                                             63,115        193,064        164,623
       Loss on equity investment                                   (160,000)           -              -
                                                                -----------    -----------   ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                           (4,966,836)    (5,240,766)   (15,565,813)
     Provision for Income Taxes                                         800            800            -
                                                                -----------    -----------   ------------
NET LOSS                                                        $(4,967,636)   $(5,241,566)  $(15,565,813)
                                                                -----------    -----------   ------------
                                                                -----------    -----------   ------------

BASIC AND DILUTED NET LOSS PER SHARE                                  $(.09)         $(.11)         $(.39)
                                                                -----------    -----------   ------------
                                                                -----------    -----------   ------------
Weighted Average Number of
     Common Shares Outstanding                                   56,429,913     45,789,916     39,950,047
                                                                -----------    -----------   ------------
                                                                -----------    -----------   ------------

                               See Notes to Consolidated Financial Statements.


                    BIOMAGNETIC TECHNOLOGIES, INC.
         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                        Common Stock          Additional      Accumulated
                                                    Shares         Amount   Paid-In Capital     Deficit         Total
                                                  ----------    ----------- ---------------  -------------   -----------
BALANCE, SEPTEMBER 30, 1995                       39,921,174    $78,415,590 $          -     $(65,047,496)   $13,368,094
Exercise of stock options                             26,765         17,965            -              -           17,965
Stock issued to Employee Stock Purchase
   Plan participants                                  26,283         33,642            -              -           33,642
Interest cost for conversion feature of note
  payable to shareholder                                 -              -        3,000,000            -        3,000,000
Net loss                                                 -              -              -      (15,565,813)   (15,565,813)
                                                  ----------    ----------- ---------------  -------------   -----------
BALANCE, SEPTEMBER 30, 1996                       39,974,222     78,467,197      3,000,000    (80,613,309)       853,888

Exercise of stock options                             29,063         14,532            -              -           14,532
Conversion of note payable to shareholder
  and related accrued interest to common stock     7,717,602      3,087,040            -              -        3,087,040
Net loss                                                 -              -              -       (5,241,566)    (5,241,566)
                                                  ----------    ----------- ---------------  -------------   -----------
BALANCE, SEPTEMBER 30, 1997                       47,720,887     81,568,769      3,000,000    (85,854,875)    (1,286,106)
Exercise of stock options                            146,225         73,113            -              -           73,113
Conversion of note payable to shareholder,
  related accrued interest and accounts payable
  to common stock                                  3,914,000      1,957,000            -              -        1,957,000
Sale of common stock                              31,586,000     15,793,000            -              -       15,793,000
Net loss                                                 -              -              -       (4,967,636)    (4,967,636)
                                                  ----------    ----------- ---------------  -------------   -----------
BALANCE, SEPTEMBER 30, 1998                       83,367,112    $99,391,882     $3,000,000   $(90,822,511)   $11,569,371
                                                  ----------    ----------- ---------------  -------------   -----------
                                                  ----------    ----------- ---------------  -------------   -----------

                   See Notes to Consolidated Financial Statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Years ended September 30,
                                                                    1998           1997           1996
                                                                ------------   ------------  -------------
OPERATING ACTIVITIES
Net loss                                                        $(4,967,636)   $(5,241,566)  $(15,565,813)
Adjustments to reconcile net loss to net
   cash used in operating activities:
         Interest cost for conversion feature
           of note payable to shareholder                               -        2,250,000        750,000
         Loss on disposition of assets                               10,752          9,401        345,677
         Loss on equity investment                                  160,000            -              -
         Depreciation and amortization                              307,163        437,552      1,248,141
         Changes in operating assets and liabilities:
               Restricted cash                                      367,853      5,892,354     (5,484,555)
               Accounts receivable                                 (533,707)      (381,723)       757,888
               Inventories                                         (602,784)     3,239,540     (3,150,721)
               Prepaid expenses and other current assets             (1,638)        68,335        118,314
               Other assets                                         183,224        (60,249)       283,742
               Accounts payable                                    (339,328)    (1,291,925)     2,435,363
               Accrued liabilities                                 (148,034)      (875,193)      (311,674)
               Accrued salaries and employee benefits               (51,361)      (348,312)       249,582
               Customer deposits                                    736,940     (7,036,166)     5,352,139
               Deferred revenue                                    (471,955)     1,344,938            -
               Other liabilities                                     (9,489)       (38,581)       164,147
                                                                ------------   ------------  -------------
Net cash used in operating activities                            (5,360,000)    (2,031,595)   (12,807,770)
                                                                ------------   ------------  -------------

INVESTING ACTIVITIES
Investment in Magnesensors                                              -          (80,000)           -
Change in short-term investments, net                           (10,082,500)       744,138      9,771,564
Payments for property and equipment                                 (95,345)      (145,433)      (577,237)
                                                                ------------   ------------  -------------
Net cash (used in) provided by investing activities             (10,177,845)       518,705      9,194,327
                                                                ------------   ------------  -------------

FINANCING ACTIVITIES
Proceeds from issuance  of common stock                          15,866,113         14,532         51,607
Payment of notes payable to shareholder                          (2,000,000)           -              -
Proceeds from notes payable to shareholder                        2,725,000        975,000      3,000,000
                                                                ------------   ------------  -------------
Net cash provided by financing activities                        16,591,113        989,532      3,051,607
                                                                ------------   ------------  -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,053,268       (523,358)      (561,836)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    1,228,734      1,752,092      2,313,928
                                                                ------------   ------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $2,282,002     $1,228,734     $1,752,092
                                                                ------------   ------------  -------------
                                                                ------------   ------------  -------------

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

To date, the Company has been engaged principally in research and development activities, and has made only low volume sales to medical research institutions. The Company is dependent on its current Magnes 2500WH system as its principal product for which there are currently limited clinical applications. Additional clinical applications development needs to be conducted with the MSI system at major medical centers before the Company can begin to penetrate the commercial clinical market. There can be no assurance that a commercial market will develop for diagnostic or monitoring uses of the MSI system. A continued lack of clinical applications and commercial market for the Company's Magnes 2500WH system would have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date, reimbursements from third party payors are on a case-by-case basis. As of September 30, 1998, there have been limited reimbursement from third party payors in the US. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the US government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from the government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

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

The Company incurred net losses of $4,968,000, $5,242,000, and $15,566,000 in fiscal 1998, 1997 and 1996, respectively. The Company had negative cash flow from operations of $5,360,000, $2,032,000, and $12,808,000 in fiscal 1998,
1997 and 1996, respectively. At September 30, 1998, the Company has an accumulated deficit of $90,823,000, net capital of $11,569,000 and working capital of $11,139,000. Management anticipates that capital and working capital requirements in fiscal 1999 will substantially exceed cash projected to be generated by operations.

In August 1998, the Company received total proceeds of $15,000,000 from the sale of 30,000,000 unregistered shares of common stock at $.50 per share to offshore investors pursuant to Regulation S. Dassesta International S.A., a major shareholder of BTi since March 1995 purchased 10,000,000 shares. "La Caixa", Caja de Ahorros y Pensiones de Barcelona, one of the leading financial institutions of the Kingdom of Spain purchased 10,000,000 shares. A total of 2,000,000 shares were sold to Swisspartners Investment Network Ltd, and the remaining 8,000,000 shares were purchased by two European banks under the same terms and conditions.

As of July 1998, the Company had borrowed $2,000,000 from Dassesta International, S.A. The loan was a 180 day unsecured loan bearing interest at 8%. In August 1998, the Company paid off the total principal of $2,000,000 owed to Dassesta plus $36,000 of related accrued interest using proceeds from the August 1998 financing of $15,000,000.

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta International S.A. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate.

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and an additional 1,500,000 unregistered shares of common stock to Bank Leu under Regulation S at $.50 per share. Consideration received by the Company in relation to the common stock sales consisted of cash totaling $793,000 and cancellation of its then outstanding loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

The Company currently anticipates that its existing capital resources, including the net proceeds from the August 1998 sales of 30,000,000 shares of common stock to offshore investors will be sufficient to provide operating capital required to meet its obligations in the normal course of business through June 2000, based upon the Company's current business plan. There can be no assurance, however, that sales of the Company's systems projected in the current business plan will be achieved in the current limited and competitive market for its systems. If these sales are not achieved as planned, the Company's available funds may not be sufficient to meet operating capital needs through June 2000. Additionally, the Company will likely seek additional financing in fiscal 2000 or prior thereto, to continue to fund operating capital requirements at that time. There can be no assurance that such financing will be available on terms acceptable to the company, if at all.

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

SHORT-TERM INVESTMENTS

Management determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments as "available-for-sale". At September 30 1998, short-term investments are stated at cost which approximates market, and consist of U.S. Treasury Notes, maturing in December 1998 and March 1999. The Company had no realized gains or losses on short-term investments in fiscal 1998, 1997 and 1996.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of their estimated useful life or the related lease term. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of related assets are capitalized.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets on an exception basis when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." Deferred income tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

REVENUE RECOGNITION

Standard terms of product sales provide for payment of 40% of the purchase price upon placement of the order, 40% upon shipment and the remaining 20% upon final customer acceptance. Revenue from product sales is recognized at the time of customer acceptance. Standard terms of sale also include a one year service period following the sale. The Company defers and recognizes service revenues over the related service period.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION ACCOUNTING

The Company accounts for stock-based compensation in accordance with SFAS
No. 123 "Accounting for Stock-Based Compensation." The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has provided pro forma disclosures as if the fair value based method prescribed by SFAS No. 123 had been utilized.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed in accordance with SFAS
No. 128 "Earnings Per Share," based upon the weighted average number of common shares outstanding. Common stock equivalents are anti-dilutive and are excluded from the computation of basic and diluted net loss per share.

FOREIGN CURRENCY REMEASUREMENT

The functional currency of the Company's foreign subsidiary is the U.S. dollar. The monetary assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date while nonmonetary items are translated at historical rates. Revenue and expenses are translated at average exchange rates for the period, except cost of sales and depreciation, which are translated at historical rates. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated operations. For the years ended September 30, 1998, 1997 and 1996 such gains (losses) totaled approximately $79,000, $(17,000) and $136,000, respectively.

OFF-BALANCE SHEET RISK

The Company has periodically entered into forward exchange contracts to hedge foreign currency exposure associated with certain identifiable foreign currency commitments entered into in the ordinary course of business. Gains and losses incurred on forward contracts associated with sales orders are deferred and included in the basis of the underlying sales transaction. Gains and losses are recognized when the offsetting gains and losses are recognized in the related hedged items. At September 30, 1998 and 1997, the Company did not have any open forward exchange contracts.

RECENT AUTHORITATIVE PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in condensed financial statements of interim periods issued to shareholders. The Company adopted SFAS No. 130 in fiscal 1998 which had no impact on the Company's financial position or results of operations as presented as the Company has no components of comprehensive income. SFAS No. 131 is required to be adopted during fiscal 1999. The adoption of this standard will not have a material effect on the Company's financial position or results of operations as it pertains to disclosure only.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics to be used in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15,

1998, with earlier application permitted. The Company anticipates that SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

In April 1998, the AcSEC issued AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company anticipates that the adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters beginning after June 15, 1999. As of September 30, 1998 and 1997, the Company had not entered into any derivative instrument arrangements.

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



                                                                          Years Ended September 30,
                                                                     1998          1997           1996
                                                                     ----          ----           ----
Revenues
  United States                                                    $814,052     $2,401,984       $198,351
  Germany                                                           542,956      6,995,299        449,895
  France                                                          1,482,000            -              -
  Japan                                                                 -        1,194,609         84,359
                                                                -----------    -----------   ------------
                                                                 $2,839,008    $10,591,892      $732 ,605
                                                                -----------    -----------   ------------
                                                                -----------    -----------   ------------

Net loss
  United States                                                 $(4,311,817)   $(5,588,919)  $(13,893,993)
  Germany                                                          (655,819)       347,353     (1,671,820)
                                                                -----------    -----------   ------------
                                                                $(4,967,636)   $(5,241,566)  $(15,565,813)
                                                                -----------    -----------   ------------
                                                                -----------    -----------   ------------

Identifiable assets
  United States                                                 $16,154,310     $3,162,666    $11,628,478
  Germany                                                         1,188,268      2,839,662      4,621,123
                                                                -----------    -----------   ------------
                                                                $17,342,578     $6,002,328    $16,249,601
                                                                -----------    -----------   ------------
                                                                -----------    -----------   ------------

NOTE 4.      CUSTOMER CONCENTRATIONS

On average, the Company's MSI systems sell for approximately $1.0 - $2.5 million, resulting in significant concentrations of revenues and accounts receivable. As of September 30, 1998 and 1997, 77% and 84%, respectively, of accounts receivable pertained to 2 customers. As of September 30, 1998, the Company has foreign currency denominated accounts receivable of 2,500,000 French Francs, equal to $446,000 at September 30, 1998. For the years ended September 30, 1998, 1997 and 1996 total product revenues were derived from 2, 9 and 4 customers, respectively.

NOTE 5.       FINANCIAL STATEMENT INFORMATION


Inventories consist of the following:


                                                                       1998           1997
                                                                       ----           ----
  Finished goods                                                 $  500,030       $578,702
  Work-in-process                                                 2,328,003      1,527,828
  Raw materials                                                     162,726        281,445
                                                                 ----------     ----------
                                                                 $2,990,759     $2,387,975
                                                                 ----------     ----------
                                                                 ----------     ----------

Net property and equipment consists of the following:


                                                                       1998           1997
                                                                       ----           ----
  Machinery and equipment                                          $7,279,453       $7,192,248
  Office furniture and equipment                                      253,513          258,376
  Leasehold improvements                                              359,731          357,480
                                                                   ----------       ----------
                                                                    7,892,697        7,808,104
Less Accumulated Depreciation                                      (7,588,823)      (7,281,660)
                                                                   ----------       ----------
                                                                   $  303,874       $  526,444
                                                                   ----------       ----------
                                                                   ----------       ----------

Accrued liabilities consist of the following:



                                                                       1998           1997
                                                                       ----           ----
  Warranty allowance                                                $350,000      $ 350,000
  Customer obligations                                               300,000        450,000
  Other                                                               97,978        134,012
                                                                    --------      ---------
                                                                    $747,978      $ 934,012
                                                                    --------      ---------
                                                                    --------      ---------


Supplemental Disclosure of Cash Flow Information:


In December 1997, the Company exchanged common stock with a value of $1,957,000 for cancellation of a note payable to shareholder of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

In June 1997, the Company contributed fixed assets with a net book value of $80,000 as part of its investment in Magnesensors.

On December 31, 1996, the Company converted principal outstanding under a note payable to shareholder of $3,000,000 and related accrued interest of $87,040 into 7,717,602 shares of common stock.

During the years ended September 30, 1998, 1997 and 1996, the Company paid approximately the following for :



                                        1998          1997          1996
                                        ----          ----          ----
  Interest                            $72,000        $89,000      $ 38,000
  Income Taxes                        $   800        $   800      $    800


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

BTi accounts for its investment in Magnesensors under the equity method. During fiscal 1998 and 1997, BTi paid Magnesensors $160,000 and $36,000, respectively, for certain services rendered. As of September 30, 1998, the Company's equity investment in Magnesensors has been reduced to zero by recording the Company's portion of Magnesensors' losses for fiscal 1998 of approximately $78,000 and writing off the remaining balance of approximately $82,000 based upon current estimates of future cash flows and profitability of Magnesensors.

BTi and Quantum Magnetics have agreed to guarantee a working capital line of credit up to $200,000 through June 2000 upon the attainment of such line of credit by Magnesensors.

NOTE 7.            INCOME TAXES

The Company's provision for income taxes in fiscal 1998, 1997 and 1996 consists of minimum state taxes.

The components of deferred tax assets at September 30, 1998 and 1997 are as follows:

                                                   1998           1997
                                                   ----           ----
  Net operating loss carryforwards              $7,090,000     $  5,330,000
  Tax credits                                      830,000          780,000
  Capitalized research and development costs       941,000        1,771,000
  Allowances                                     1,310,000        1,063,000
  Other                                            339,000          397,000
                                                ----------     ------------
                                                10,510,000        9,341,000
  Valuation allowance                          (10,510,000)      (9,341,000)
                                                ----------     ------------
  Deferred tax assets                           $        -     $          -
                                                ----------     ------------
                                                ----------     ------------

A full valuation allowance for deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The Company has approximately $19,200,000 and $6,200,000 of Federal and State net operating loss carryforwards which will expire at various dates through 2013. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995 and fiscal 1997, the Company's tax loss carryforwards generated prior to fiscal 1998 have been limited to a total of approximately $18,650,000 of which approximately $930,000 can be utilized per year as of September 30, 1998.

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:



                                                        1998           1997           1996
                                                        ----           ----           ----
  Computed expected federal tax benefit            $(1,688,996)    $(1,834,268)   $(5,448,035)
  State taxes, net of federal benefit                 (287,558)       (319,687)    (1,266,451)
  Change in valuation reserve                        1,169,000      (3,730,000)     6,318,000
  Limitation of net operating loss
     carryforwards and tax benefits                    830,000       4,719,000              _

  Interest cost for conversion feature of
     note payable to shareholder                             -         924,750        332,250
  Other                                                (21,646)        241,005         64,236
                                                   -----------     -----------    -----------
  Provision for income taxes                       $       800     $       800    $         -
                                                   -----------     -----------    -----------
                                                   -----------     -----------    -----------


NOTE 8.        DEBT

During 1998, the Company borrowed a total of $2,725,000 from Dassesta International, S.A. at an interest rate of 8%. In December 1997 the Company issued common stock for cancellation of loan principal due Dassesta of $1,700,000 and repaid additional loan principal during 1998 totaling $2,000,000. Interest expense in 1998 related to Dassesta was approximately $72,000.

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta International, S.A., a principal shareholder. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate.

In May 1997, the Company entered into a loan facility with Dassesta International, S.A. ("Dassesta"), the Company's then controlling shareholder. The loan facility provided for maximum borrowings of $1,700,000 expiring on December 31, 1998. Interest accrued on outstanding principal at 10%. The loan was collateralized by certain of the Company's accounts receivable and required principal repayment upon collection of such receivables. Interest expense in 1997 related to loans from Dassesta was approximately $2,339,000.

In August 1996, the Company entered into a loan agreement with Dassesta for $3,000,000 bearing interest at 9% per annum, maturing in February 1997. Under the terms of the agreement, the note plus accrued interest was convertible at the option of the company into common shares upon execution of the agreement at $.40 per share or by Dassesta upon the earlier of maturity, default, or significant change in ownership of BTi at $.40 per share. The Company converted the $3,000,000 loan principal and related accrued interest of $87,040 into 7,717,602 shares of the Company's common stock on December 31, 1996.

Upon execution of the convertible note in August 1996, the closing quoted market price of the Company's common stock was $.94 per share, and the conversion price to common stock under the note payable was $.40, a $.54 discount from market. As a result, under the provisions of Topic D-60, the intrinsic value of the conversion feature was equal to the face value of the note and was required to be originally recorded as debt discount and additional paid-in capital, and amortized to interest expense from the date of the note to the earliest conversion date by Dassesta. This resulted in non-cash interest expense of $2,250,000 and $750,000 being charged to operations in 1997 and 1996, respectively.


NOTE 9.        LEASE OBLIGATIONS

The Company leases its office and production facilities and certain equipment under noncancelable operating leases expiring at various dates through February 2003. The Company's main facility lease agreement expires in February 2003. Approximate future minimum cash payments under operating leases are as follows:


  Year Ending September 30,
   1999                         $  637,000
   2000                            618,000
   2001                            618,000
   2002                            613,000
   2003                            253,000
                                ----------
                                $2,739,000
                                ----------
                                ----------

Total rent expense under noncancelable operating leases was approximately $604,000, $580,000 and $608,000 for the years ended September 30, 1998, 1997 and 1996, respectively.


NOTE 10.       SHAREHOLDERS' EQUITY

COMMON STOCK
On August 5, 1998, the Company received $15,000,000 from the sale of 30,000,000 shares of common stock at $.50 per share to offshore investors pursuant to Regulation S. Of the total 30,000,000 shares, 10,000,000 shares were sold to "La Caixa", Caja de Ahorros y Pensiones de Barcelona, one of the leading financial institutions of the Kingdom of Spain, 10,000,000 shares were sold to Dassesta International S.A., a major shareholder of BTi, 2,000,000 shares were sold to Swisspartners Investment Network Ltd., and 8,000,000 shares to other European banks.

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and an additional 1,500,000 unregistered shares of common stock to Bank Leu under Regulation S at $.50 per share. Consideration received by the Company in relation to the common stock sales consisted of cash totaling $793,000 and cancellation of its then outstanding loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

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


STOCK OPTION PLANS

The Company has various incentive and non-qualified stock option plans which provide that options to purchase shares of common stock may be granted to key employees and others at an option price of at least fair market value at the date of grant and vest over a maximum period of four years from date of grant. The exercise period for each option is not to exceed 10 years from the date of grant. On December 31, 1996, the Company's 1987 Incentive Stock Option Plan which provided options to purchase up to 5,000,000 shares of common stock expired. At January 1, 1997, a new 1997 Incentive Stock Option Plan was approved by the Board of Directors, authorizing options to purchase 3,000,000 shares of common stock. At September 30 1998, options to purchase 2,645,038 shares of the Company's common stock are exercisable and 365,600 shares are available for future grants under the plans. Options outstanding at September 30, 1998 have exercise prices between $6.00 and $.28 per share.

On December 18 1996, the Board of Directors authorized the revaluation of all then outstanding options under its stock option plans to an exercise price of $.50 per share, the closing market value of the Company's stock on that day.

The following table summarizes common stock option plan activity:


                                                                    Weighted Average
                                                  Options            Exercise Price
                                                -----------         ----------------
Outstanding at September 30, 1995                1,854,966               $   1.64
  Granted                                        2,480,400                   1.33
  Canceled                                         (75,134)                  1.38
  Exercised                                         (4,765)                  1.50
                                                 ---------               --------

Outstanding at September 30, 1996                4,255,467               $   1.46
  Granted                                        1,510,400                    .50
  Canceled                                      (1,409,327)                  1.25
  Exercised                                        (29,063)                  1.00
                                                 ---------               --------

Outstanding at September 30, 1997                4,327,477               $   1.18
  Granted                                        2,510,000                    .45
  Canceled                                      (1,946,422)                  1.55
  Exercised                                       (146,225)                   .50
                                                 ---------               --------

Outstanding at September 30, 1998                4,744,830               $    .66
                                                 ---------               --------
                                                 ---------               --------

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" under which no compensation cost has been recognized for employee stock options. If the Company had elected to recognize compensation costs based on the fair value on the date of grant for awards in 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123, net loss and net loss per share would have been increased to the following amounts:


                                           1998           1997            1996
                                       ------------    ------------     -------------
Pro forma net loss                     $(6,093,477)    $(6,138,480)     $(16,124,427)
Pro forma net loss per share           $      (.11)    $      (.13)     $       (.40)

The pro forma effect on net loss for fiscal years 1998, 1997 and 1996 may not be representative of the pro forma effect on net loss of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to December 15, 1995.

The weighted-average fair values at date of grant for options granted during fiscal 1998 and 1997 were between $.58 and $.28 and were estimated using the Black-Scholes option pricing model. The following assumptions were applied: (i) expected dividend yield of 0%, (ii) expected volatility rate of 2.28, (iii) expected life of 8 years, and (iv) risk-free interest rates ranging from 4.67% to 6.88%.

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

EMPLOYEE STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. For the purchase period ended March 31, 1996, the Company issued 26,283 shares of common stock to employees at an average price of $1.28 per share. For the purchase period ended March 31, 1998, no shares were issued. A total of 635,949 shares of common stock have been authorized for future purchases under the Employee Stock Purchase Plan as of September 30, 1998.

NOTE 11.       EMPLOYMENT AGREEMENT

In June 1993, the Company and its former Chief Executive Officer entered into an employment agreement that provided for the continuation of base salary payments upon termination for two years under certain circumstances. Pursuant to terms of the employment agreement, the Company secured potential future payments in a trust fund established on behalf of the Chief Executive Officer. At September 30, 1998, the Company is contingently liable for approximately $186,000 of continuation salary which is reflected as part of restricted cash in the accompanying balance sheets at September 30, 1998 and 1997.

NOTE 12.       SELECTED QUARTERLY DATA (UNAUDITED)


Unaudited quarterly data for fiscal 1998 and 1997 is presented below:


(In thousands,  except per share)                      First         Second          Third        Fourth
                                                      Quarter        Quarter        Quarter       Quarter
                                                      -------        -------        -------       -------
      1998
      ----
Net revenues                                          $    324       $   1,736      $    616      $    163
Gross margin                                                58             488           203          (889)
Net loss                                                (1,285)           (597)       (1,026)       (2,060)
Basic and diluted net loss per share                      (.03)           (.01)         (.02)         (.03)


                                                       First         Second          Third        Fourth
                                                      Quarter        Quarter        Quarter       Quarter
                                                      -------        -------        -------       -------

      1997
      ----
Net revenues                                          $    168       $   1,555      $   5,289     $  3,580
Gross margin                                                68             499          2,385          775
Net income (loss)                                       (4,615)         (1,178)           766         (215)
Basic and diluted net income
  (loss) per share                                        (.12)           (.03)           .02          .00

BIOMAGNETIC TECHNOLOGIES, INC.

SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS



                                                 Balance at     Charged to                       Balance at
                                                  Beginning      Costs and                         End of
Description                                       of Period       Expenses      Deductions         Period
                                                 ----------     ----------      ----------       -----------
Allowance for doubtful
  accounts on accounts
  receivable:

Fiscal Year 1998                                  $10,420         ----             ----           $10,420

Fiscal Year 1997                                  $10,420         ----             ----           $10,420

Fiscal Year 1996                                  $20,115         ----         $  9,695(A)        $10,420

(A)   Uncollectible accounts charged against allowance

_______________

Allowance for obsolete
  and slow moving
  inventory:

Fiscal Year 1998                               $1,710,659        $840,191      $250,256(B)     $2,300,594

Fiscal Year 1997                               $1,650,659        $ 60,000         ----         $1,710,659

Fiscal Year 1996                               $1,015,692        $918,522      $283,555(B)     $1,650,659

(B)   Sale or disposal of items under allowance