Form 10-K/A
period 1998-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1999-01-28
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC, 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission File Number 1-10285

                         BIOMAGNETIC TECHNOLOGIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                 95-2647755
-------------------------------------------------------------------------------
  (State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)

9727 Pacific Heights Boulevard, San Diego, California      92121-3719
-------------------------------------------------------------------------------
       (Address of principal executive office               (zip code)


Registrant's telephone number, including area code (619) 453-6300


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE PER SHARE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. / x / Yes   / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of January 26, 1999 was $5,337,000, based on the closing price on that date on the Nasdaq Over the Counter Bulletin Board. Shares of Common Stock held by each officer, director, and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, no par value, as of January 26, 1999 was 83,367,112 shares.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                                           POSITION                     AGE
-------------------------------  --------------------------------------    -----
D. Scott Buchanan(3)(4)........  Director, President and Chief               40
                                 Executive Officer of Biomagnetic
                                 Technologies, Inc.

Martin P. Egli(1)(2)(3)........  Director                                    46

Enrique Maso(1)(2)(3)..........  Chairman of the Board                       73

Galleon Graetz.................  Director                                    44

Rodolfo Llinas.................  Director                                    63

Herman Bergman.................  Director                                    72

Eugene C. Hirschkoff...........  Vice-President Engineering of               57
                                 Biomagnetic Technologies, Inc.

Kenneth C. Squires.............  Vice-President Marketing of                 55
                                 Biomagnetic Technologies, Inc.

Aron P. Stern..................  Vice-President Finance, Chief               45
                                 Financial Officer & Secretary of
                                 Biomagnetic Technologies, Inc.

---------------

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

(3) Member of Administrative Committee of the Employee Stock Purchase Plan.

(4) Dr. Buchanan also serves as a non-voting advisor to the Compensation Committee.

BUSINESS EXPERIENCE OF DIRECTORS & EXECUTIVE OFFICERS

DR. BUCHANAN joined the Company in 1986, served as Vice President, Product Operations from February 1992 through December 1996 and has served as President since December 1996. Dr. Buchanan has been involved with product and applications development since joining the Company as a staff physicist. Dr. Buchanan received a B.S. in Physics from Lehigh University in Pennsylvania and an M.S. and Ph.D. in Physics from the University of Illinois. Dr. Buchanan was elected to the Board of Directors of Biomagnetic Technologies in 1997.

MR. EGLI has served since 1993 as a partner and principal of Swisspartners S.P. Investment Network LTD. ("Swisspartners"), a company which provides investment management, corporate finance and trust services, and which owns 100% of the capital stock of Dassesta International S.A. ("Dassesta"). From 1988 to 1992 Mr. Egli served as Chief Executive Officer of BiL Holding Ltd., a banking and investment management company owned by the Bank in Liechtenstein Group. Mr. Egli is a director of several privately held companies and was elected to the Board of Directors of Biomagnetic Technologies in 1995.

DR. GRAETZ. From 1990 to 1997 Dr. Graetz served as clinical consultant and co-director of the internal medicine division of the Swiss Hospital School of Nursing. Dr. Graetz is currently a senior partner of Care Net AG, a health consulting company and currently involved as part of the management team at Medizinisches Zentrum Romerhof, a unique health care provider located in Zurich. Dr. Graetz was educated in internal medicine and radiology in Switzerland and Israel. Dr. Graetz was elected to the Board of Directors of Biomagnetic Technologies in 1998.

DR. MASO, a private investor, is a former large industrialist in Europe and the former Mayor of Barcelona. He is currently the Chairman of the Board of Electronic Data Systems in Spain, a position he has held since 1983. He received a Masters of Industrial Engineering Management from New York University and a doctorate in Engineering from the Politechnic College of Barcelona. Dr. Maso was elected to the Board of Directors of Biomagnetic Technologies in 1995.

PROFESSOR RODOLFO LLINAS, M.D., PH.D. is the Thomas and Suzanne Murphy Professor of Neuroscience and Chair of the Department of Physiology and Neuroscience at New York University School of Medicine, a position he has held since 1976. He is a Member of the National Academy of Sciences (USA), the Academy of Arts and Sciences and the American Philosophical Society. Since 1991, Professor Llinas has served as Advisor to the NASA Neurolab Project, is a Member of the Advisory Council of the National Deafness and Other Communication Disorder of the National Institute of Health and served on the Board of Trustees of the Marine Biological Laboratory. Professor Llinas has contributed over 500 publications to brain research, has been awarded five honorary degrees and is the recipient of numerous honors. Dr. Llinas was elected to the Board of Directors of Biomagnetic Technologies in 1998.

MR. BERGMAN served the Company as a financial consultant in 1994 and was appointed acting Chief Financial Officer in May 1995 and acting Secretary in December 1995. He served as Vice President Finance, Chief Financial Officer and Secretary of the Company from May 1996 through December 1998. Previously Mr. Bergman served as a financial consultant during 1994 and from 1992 to 1993 was Vice President of Finance of Atari Corporation, a public company. From 1991 to 1992 he served as Vice President of Finance and Operations of Proxim Inc., a public company and served as Treasurer and Finance Manager of the Military Business Division of Siliconix, Inc. a public company from 1988-1991. Mr. Bergman received his B.S. in Mathematics at Antioch College in Ohio and did his graduate work in Industrial Organization and Management at Ohio State University. Mr. Bergman was elected to the Board of Directors of Biomagnetic Technologies in 1998.

DR. SQUIRES joined the Company in September 1988. Since that time he has held various positions as Director of Clinical Applications and Director of Neuroscience Applications--Marketing and was appointed Vice President of Marketing in December 1996. Dr. Squires received his B.S. and M.S. degrees in Aeronautical Engineering at the University of Minnesota and his Ph.D. in Experimental Psychology from the University of California, San Diego.

DR. HIRSCHKOFF joined the Company in 1971, and has served in many capacities in engineering, technology development and manufacturing. From 1990 through 1996, he served as Director of Clinical Applications, managing the Company's research and development programs with its collaboration partners at the Scripps Clinic and Research Foundation and the University of California at San Francisco among others. Dr. Hirschkoff is responsible for the Company's FDA compliance programs. In December 1997 he was appointed Vice President, Engineering. Dr. Hirschkoff received his B.A. in Physics and Mathematics at Reed College in Oregon; M.A. in Physics at Harvard University; Ph.D. in Physics from the University of California, San Diego; MBA from the State University of California, San Diego and his J.D. from the University of San Diego.

MR. STERN joined the Company in January 1999. Since 1989 Mr. Stern has been employed at biomedical companies: from 1989 to 1992 as Director, Finance and Administration at Isis Pharmaceuticals, Inc., and from 1992 to 1998 as Vice President Finance & Administration and Chief Financial Officer at Protein Polymer Technologies, Inc. Previous to these positions, Mr. Stern held accounting and financial positions at a variety of high technology companies including Apple Computer, Inc. Mr. Stern received a Masters of Business Administration from University of California, Berkeley.


           SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Form 5's were required, the Company believes that, during the period from October 1, 1997 through September 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were met, with the exception of Mr. Egli who did not file on a timely basis with respect to his interest in Swisspartners' and Dassesta's August 5, 1998 purchase of shares of the Company's common stock. However, Mr. Egli did file a Form 4 for Dassesta on a timely basis with respect to the same transaction. Since Dassesta is the only entity of the purchasing entities with a 10% or greater interest in the Company, it was the only entity required to file in connection with such transaction.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning the compensation earned by the Named Executive Officers (determined as of the end of the last fiscal year) for services rendered in all capacities to the Company for the fiscal years ended September 30, 1998, 1997 and 1996:

                          SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM
                                                 ANNUAL COMPENSATION               COMPENSATION
                                         ------------------------------------    ----------------
                                                                                      AWARDS
    NAME AND                                                     OTHER ANNUAL    ----------------     ALL OTHER
PRINCIPAL POSITION              YEAR     SALARY ($)  BONUS ($)   COMPENSATION    OPTIONS/SARS (#)    COMPENSATION
----------------------------    ----     ---------   ---------   ------------    ----------------    ------------
D. Scott Buchanan............   1998     $175,000     $   -0-       $ -0-            825,000            $  -0-
 President, Chief               1997     $163,273     $   -0-       $ -0-            150,000            $  -0-
 Executive Officer              1996     $127,368     $   -0-       $ -0-            200,000            $  -0-

Herman Bergman...............   1998     $125,000     $   -0-       $ -0-            525,000            $  -0-
 Former Vice President          1997     $125,481     $   -0-       $ -0-            310,000            $  -0-
 of Finance, Chief Financial    1996     $125,481     $   -0-       $ -0-             75,000            $  -0-
 Officer and Secretary

Eugene Hirschkoff (1).......    1998     $123,907     $ 5,000       $ -0-            400,000            $1,500
 Vice President                 1997     $115,991     $ 2,500       $ -0-             80,000            $1,500
 Engineering                    1996     $113,854     $   -0-       $ -0-             25,000            $  -0-

Kenneth Squires (2).........    1998     $120,949     $20,086       $ -0-            400,000            $  -0-
 Vice President                 1997     $ 99,730     $ 7,200       $ -0-             80,000            $  -0-
 Marketing                      1996     $ 94,984     $ 4,000       $ -0-             25,400            $  -0-

-----------------
(1) "Bonus" for Dr. Hirschkoff represents a payment earned under an incentive bonus program. "All Other Compensation" represents educational reimbursements.

(2) "Bonus" for Dr. Squires represents a payment earned under an incentive bonus program.

STOCK OPTIONS

The following table contains information concerning the grant of stock options under the Company's 1997 Stock Option Plan to the Named Executive Officers in fiscal 1998:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE
                                                                                             VALUE AT ASSUMED
                                          % OF TOTAL                                       ANNUAL RATES OF STOCK
                                         OPTIONS/SARS                                      PRICE APPRECIATION FOR
                       OPTIONS/SARS       GRANTED TO       EXERCISE OR                         OPTION TERM (1)
                          GRANTED        EMPLOYEES IN       BASE PRICE      EXPIRATION    ------------------------
NAME                     (#) (2)          FISCAL YEAR       ($/SH) (3)       DATE (4)        5% ($)        10% ($)
----                   ------------      ------------      -----------      ----------    ---------    -----------
D. Scott Buchanan..      500,000             20%            $    .42         10/02/07     $ 342,068     $  544,686
                         325,000             13%            $    .50         03/25/08     $ 264,696     $  421,483
Herman Bergman.....      250,000             10%            $    .42         10/02/07     $ 171,034     $  272,343
                         275,000             11%            $    .50         03/25/08     $ 223,973     $  356,640
Eugene Hirschkoff..      200,000              8%            $    .42         10/02/07     $ 136,827     $  217,874
                         200,000              8%            $    .50         03/25/08     $ 162,889     $  259,374
Kenneth Squires....      200,000              8%            $    .42         10/02/07     $ 136,827     $  217,874
                         200,000              8%            $    .50         03/25/08     $ 162,889     $  259,374
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

 (1) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5 percent and 10 percent levels or at any other defined level. Unless the market price of the Common Stock does in fact appreciate over the option term, no value will be realized from the option grants made to the Named Executive Officers.

(2) Options granted in fiscal 1998 were issued with vesting on an annual basis over a two to four-year period commencing on the date of grant. The grant dates for the options listed in the above table are as follows:

                                              Options/SARs
                  Name                         Granted (#)             Grant Date
     -------------------------------          ------------             ----------
     D. Scott Buchanan..............           500,000                 10/02/97
     D. Scott Buchanan..............           325,000                 03/25/98
     Herman Bergman.................           250,000                 10/02/97
     Herman Bergman.................           275,000                 03/25/98
     Eugene Hirschkoff..............           200,000                 10/02/97
     Eugene Hirschkoff..............           200,000                 03/25/98
     Kenneth Squires................           200,000                 10/02/97
     Kenneth Squires................           200,000                 03/25/98

(3) The exercise price per share on the date of grant represents 100% of the fair market value of the underlying shares at that date.

(4) The options have a term of 10 years, subject to earlier termination based on certain events related to termination of employment.

OPTION EXERCISES AND HOLDINGS

The following table provides information, with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year. No options were exercised by the Named Executive Officers during the fiscal year ended September 30, 1998.
               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                 SHARES       VALUE                NUMBER OF                          VALUE OF
                              ACQUIRED ON    REALIZED          UNEXERCISED OPTIONS             UNEXERCISED IN-THE-MONEY
NAME                          EXERCISE (#)     ($)                 AT FY-END                OPTIONS/SARS AT FY-END ($)(1)
----------------------------  ------------   --------      ----------------------------      ----------------------------
                                                           EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                                                           -----------    -------------      -----------    -------------
D. Scott Buchanan...........      -0-        $   -0-         603,917         669,783            $ -0-           $ -0-
Herman Bergman..............      -0-        $   -0-         490,667         433,333            $ -0-           $ -0-
Eugene Hirschkoff...........      -0-        $   -0-         210,833         329,167            $ -0-           $ -0-
Kenneth Squires.............      -0-        $   -0-         196,233         329,167            $ -0-           $ -0-

---------------------------
(1) Calculated on the basis of the fair market value of the underlying securities at September 30, 1998 ($ .26) minus the exercise price.

DIRECTOR COMPENSATION

Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board of Directors and its committees. The Company does not presently pay fees to its Directors for their participation as a member of the Board of Directors.

Each non-employee Board Member is eligible to receive grants of a non-qualified stock option to purchase shares of Common Stock of the Company. Certain options have previously been granted to directors that are now exercisable or exercisable within 60 days of January 26, 1999. See "Security Ownership of Management."

EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

No formal employment contract exists with any of the current executive officers of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

In fiscal 1998, Martin P. Egli and Enrique Maso served as non-employee members of the Company's Compensation Committee. Neither of these individuals was an officer or employee of the Company at any time during the 1998 fiscal year or at any other time.

No current executive officer of the Company has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY. The Compensation Committee of the Board of Directors (the "Committee") is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. In addition, the Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Company's Chief Executive Officer and each of the other executive officers of the Company.

The Committee has adopted the following objectives as guidelines for its compensation decisions:

  - Provide a competitive total compensation package that enables the Company to attract and retain key executives.
  - Integrate all compensation programs with the Company's short-term and long-term business objectives and strategic goals.
  - Ensure that compensation is meaningfully related to the value created for shareholders.

EXECUTIVE OFFICER COMPENSATION PROGRAM COMPONENTS. The Committee reviews the Company's compensation program to ensure that salary levels and incentive opportunities are competitive and reflect the performance of the Company. The Company's compensation program for executive officers consists of base salary, annual cash incentive compensation and long-term compensation in the form of stock options. In addition, certain executive officers may also be provided supplemental long-term disability insurance.

BASE SALARY. Base salary levels for the Company's executive officers are determined, in part, through comparisons with companies in the medical device industry and other companies with which the Company competes for personnel. In addition, the Committee also evaluates individual experience and performance and specific issues particular to the Company, such as success in raising capital, creation of shareholder value and achievement of specific Company milestones. The Committee reviews each executive's salary once a year and may increase each executive's salary at that time based on: (i) the individual's increased contribution to the Company over the prior 12 months;
(ii) the individual's increased responsibilities over the prior 12 months; and (iii) any increase in median competitive pay levels. Individual contributions are measured with respect to specific individual accomplishments established for each executive.

ANNUAL INCENTIVE COMPENSATION. The Company's officers are eligible to receive annual cash incentive compensation at the time their base salaries are reviewed based on achieving defined specific goals and objectives during the 12 months prior to review. This compensation is intended to provide a direct financial incentive in the form of an annual cash bonus to executives who achieve the Company's defined specific goals. Individual contributions are also considered in determining cash bonuses. Equal weight is given to achievement of individual accomplishments and strategic corporate goals. Bonus awards are set at a level competitive within the local medical device manufacturing and high technology industry as well as among a broader group of medical device manufacturing and high technology companies of comparable size and complexity. Such companies are not necessarily included in the indices used to compare shareholder returns in the Stock Performance Graph. Other than bonuses awarded to Doctors. Hirschkoff and Squires under an incentive bonus program, no other cash bonuses were offered to the Company's executive officers in the fiscal year ended September 30, 1998.

LONG TERM INCENTIVE COMPENSATION. The 1997 Stock Incentive Plan is the Company's long-term incentive plan for executive officers and, to a lesser degree, all other employees. The Committee strongly believes that by providing those persons who have substantial responsibility for the management and growth of the Company with an opportunity to increase their ownership of Company stock, the best interests of shareholders and executives will be more closely aligned.

Generally, stock options are granted every year with exercise prices equal to the prevailing market value of the Company's Common Stock on the date of grant, have 10-year terms and have vesting periods of four years. Awards are made at a level calculated to be competitive within both the local biotechnology industry and a broader group of biotechnology and medical device manufacturing companies of comparable size and complexity.

D. Scott Buchanan became President and Chief Operating Officer of the Company on December 20, 1996. Effective January 2, 1997 his base salary was increased from $125,000 to $175,000 in consideration for the increased responsibilities then assumed by Dr. Buchanan. In March 1997, Dr. Buchanan was also appointed Chief Executive Officer of the Company. It is the Committee's objective to have any increasing percentage of Dr. Buchanan's total compensation each year tied to the attainment of performance targets and stock price appreciation of his option shares.

SUMMARY

After its review of all existing programs, the Committee continues to believe that the Company's compensation program for its executive officers is competitive with the compensation programs provided by other companies with which the Company competes. The Committee intends that any amounts to be paid under the annual incentive plan will be appropriately related to corporate and individual performance, yielding awards that are directly linked to the achievement of Company goals and annual financial and operational results.

We conclude our report with the acknowledgement that no member of the Compensation Committee is a former or current officer or employee of the Company or any of its subsidiaries.

                             COMPENSATION COMMITTEE


                                            /s/ Martin P. Egli
                                            /s/ Enrique Maso
                                            January 26, 1999

PERFORMANCE GRAPH

The following graph compares total shareholder returns over the last five fiscal years to the weighted average return of stocks of companies included in the Nasdaq Composite Index and a peer group index consisting of the Medical Instrument and Supplier Manufacturers Index. The total return for each of the Company's Common Stock, the Nasdaq Composite Index and the Medical Instrument and Supplier Manufacturers Index assumes the reinvestment of dividends, although dividends have not been declared on the Company's Common Stock. The Nasdaq Composite Index tracks the aggregate price performance of equity securities of companies traded on the Nasdaq. The Company's Common Stock is traded on the Nasdaq over the counter bulletin board. The Medical Instrument and Supplier Manufacturers Index consists of companies with a Standard Industrial Classification Code identifying them as a manufacturer of medical instruments or supplies. The shareholder return shown on the graph below is not necessarily indicative of future performance and the Company will not make or endorse any predictions as to future shareholder returns.


                   COMPARISON OF CUMULATIVE TOTAL RETURN OF
                     COMPANY, PEER GROUP AND BROAD MARKET

                                                          FISCAL YEAR ENDING
                                   ------------------------------------------------------------------
COMPANY/INDEX/MARKET                1993        1994        1995        1996        1997        1998
Biomagnetic Technologies           100.00       47.98       59.99       23.99       13.43        7.99
SIC Code Index                     100.00      113.02      179.65      208.26      249.01      263.86
NASDAQ Market Index                100.00      105.82      128.48      150.00      203.88      211.88

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                         SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock of the Company as of January 26, 1999 by each director and nominee to the Board of Directors and by each of the Named Officers and by all directors and executive officers of the Company as a group. All shares are subject to the named person's sole voting and investment power except where otherwise indicated.

                NAME                                     SHARES BENEFICIALLY OWNED
           ------------                                  -------------------------
                                                         NUMBER (1)    PERCENT (2)
                                                         ----------    -----------
Herman Bergman (3).....................................   1,009,000      1.2%
D. Scott Buchanan (4)..................................     739,835      *
Martin P. Egli (5).....................................  21,717,602     26.1%
Eugene Hirschkoff (6)..................................     297,177      *
Enrique Maso...........................................  25,000,000     30.0%
Kenneth Squires (7)....................................     273,789      *
Aron P. Stern (8)......................................       8,333      *
Rodolfo Llinas (8).....................................      18,750      *
Galleon Graetz (8).....................................      12,499      *
All directors and executive officers as a group (9)....  49,076,985     58.9%

--------------------

* Less than 1%.


(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. Share ownership in each case includes shares issuable on exercise of certain outstanding options as described in the footnotes below.

(2)      Percentage of ownership is calculated pursuant to SEC Rule 13d-3d(1).

(3) Shares beneficially owned include options to purchase 964,000 shares of Common Stock held by Mr. Bergman which are now exercisable or exercisable within 60 days of January 26, 1999.

(4) Shares beneficially owned include options to purchase 707,043 shares of Common Stock held by Dr. Buchanan which are now exercisable or exercisable within 60 days of January 26, 1999.

(5) Consists of 18,717,602 shares owned by Dassesta, and 3,000,000 shares owned by Swisspartners. Mr. Egli is a managing director of Swisspartners S.P. Investment Network LTD., which owns 100% of the capital stock of Dassesta.

(6) Shares beneficially owned include options to purchase 259,835 shares of Common Stock held by Dr. Hirschkoff which are now exercisable or exercisable within 60 days of January 26, 1999.

(7) Shares beneficially owned include options to purchase 246,235 shares of Common Stock held by Dr. Squires which are now exercisable or exercisable within 60 days of January 26, 1999.

(8) Shares beneficially owned consists entirely of options to purchase shares of Common Stock held by these officers and directors which are now exercisable or exercisable within sixty days of January 26, 1999.

(9) Shares beneficially owned include all shares held by entities affiliated with certain directors as described in the footnotes above and include options to purchase 2,216,695 shares of Common Stock held by all directors and executive officers as a group which are now exercisable or exercisable within 60 days of January 26, 1999.


                              PRINCIPAL SHAREHOLDERS

The following are the only persons known by the Company to own beneficially, as of January 26, 1999, five percent (5%) or more of the outstanding shares of its Common Stock.


NAME AND ADDRESS                                      SHARES BENEFICIALLY OWNED
OF BENEFICIAL OWNER (1)                               NUMBER (1)     PERCENT (2)
-----------------------                               ----------     -----------
Enrique Maso......................................    25,000,000         30.0%
     Europa Residence
     Place des Moulins
     98 000 Montecarlo
     Monaco

Dassesta International S.A........................    18,717,602         22.5%
     AM Schanzengraben 23
     CH-8002 Zurich, Switzerland

Experta BiL......................................      5,000,000          6.0%
     Beethovenstrasse 48
     P.O. Box 970
     CH-8039 Zurich, Switzerland

Caja De Ahora Y Pensiones De Barcelona...........     10,000,000         12.0%
     Avenida Diagonal, 621-629
     08028 Barcelona, Spain

--------------------

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2)      Percentage of ownership is calculated pursuant to SEC Rule 13d-3(d)(1).

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Egli, a director of the Company, is a managing director of Swisspartners. Dassesta is a wholly owned subsidiary of Swisspartners and a principal shareholder of the Company. See "Security Ownership of Management" and "Principal Shareholders."

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and an additional 1,500,000 unregistered shares of common stock to Bank Leu under Regulations S at $.50 per share. Consideration received by the Company in relation to the common stock sales consisted of cash totaling $793,000 and cancellation of its then outstanding loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate.

As of July 1998, the Company had borrowed $2,000,000 from Dassesta. The loan was a 180 day unsecured loan bearing interest at 8%. In August 1998, the Company paid off the total principal of $2,000,000 owed to Dassesta plus $36,000 of related accrued interest using proceeds from the August 1998 financing of $15,000,000.

On August 5, 1998, the Company received $15,000,000 from the sale of 30,000,000 shares of common stock at $.50 per share to offshore investors pursuant to Regulation S. Of the total 30,000,000 shares, 10,000,000 shares were sold to "La Caixa", Caja de Ahorros y Pensiones de Barcelona, one of the leading financial institutions of the Kingdom of Spain, 10,000,000 shares were sold to Dassesta, 5,000,000 shares were sold to Experta Bil, 2,000,000 shares were sold to Swisspartners and 3,000,000 shares to other European banks.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOMAGNETIC TECHNOLOGIES, INC,


By   /s/ D. Scott Buchanan                       January 28, 1999
     ----------------------------------          ----------------
     D. Scott Buchanan                                 Date
     President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By   /s/ D. Scott Buchanan                       January 28, 1999
     ----------------------------------          ----------------
     D. Scott Buchanan                                 Date
     President, Chief Executive Officer
     Director


By   /s/ Aron Stern                              January 28, 1999
     ----------------------------------          ----------------
     Aron Stern, Chief Financial Officer and          Date
     Principal Accounting Officer


By              *                                January 28, 1999
     ----------------------------------          ----------------
     Herman Bergman, Director                          Date


By              *                                January 28, 1999
     ----------------------------------          ----------------
     Rodolfo Llinas, Director                          Date


By              *                                January 28, 1999
     ----------------------------------          ----------------
     Martin P. Egli, Director                          Date


By              *                                January 28, 1999
     ----------------------------------          ----------------
     Enrique Maso                                      Date
     Chairman of the Board


By              *                                January 28, 1999
     ----------------------------------          ----------------
     Galleon Graetz, Director                          Date


*By  /s/ D. Scott Buchanan                       January 28, 1999
     ----------------------------------          ----------------
     D. Scott Buchanan                                 Date
     (Attorney-in-Fact)