Form 10-Q
period 1998-12-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1999-02-16
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________   to   ___________

        Commission File Number:                 1-10285
                                   ---------------------------------

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

     As of February 9, 1999 Registrant had only one class of common stock of which there were 83,367,112 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         BIOMAGNETIC TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,                  SEPTEMBER 30,
                                                                      1998                           1998
                                                                  -------------                  -------------
                                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents                                             $    174                       $  2,282
Short-term investments                                                   9,838                         10,082
Restricted cash                                                            137                            138
Accounts receivable, less allowance for
  doubtful accounts of $10                                                 874                            932
Interest receivable                                                        126                              -
Inventories                                                              3,673                          2,991
Prepaid expenses and other assets                                          324                            271
                                                                      --------                       --------

      Total current assets                                              15,146                         16,696
                                                                      --------                       --------

Net property and equipment                                                 335                            304
Restricted cash                                                            118                            187
Other assets                                                               155                            156
                                                                      --------                       --------

TOTAL ASSETS                                                          $ 15,754                       $ 17,343
                                                                      --------                       --------
                                                                      --------                       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                      $    750                       $    783
Accrued liabilities                                                        623                            748
Accrued salaries and employee benefits                                     473                            461
Customer deposits                                                        3,305                          2,909
Deferred revenue                                                           667                            657
                                                                      --------                       --------

       Total current liabilities                                         5,818                          5,558

Other long-term liabilities                                                117                            216
                                                                      --------                       --------

     Total liabilities                                                   5,935                          5,774
                                                                      --------                       --------

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Common stock -- no par value, 100,000,000 shares
  authorized; 83,367,112 shares issued and outstanding                  99,392                         99,392
Additional paid-in capital                                               3,000                          3,000
Accumulated deficit                                                   (92,573)                       (90,823)
                                                                      --------                       --------

      Total shareholders' equity                                         9,819                         11,569
                                                                      --------                       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 15,754                       $ 17,343
                                                                      --------                       --------
                                                                      --------                       --------

                         BIOMAGNETIC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                              1998                 1997
                                                            --------             --------
REVENUES
   Product                                                  $    24              $   104
   Product services                                              92                  167
   Contract research                                              3                   53
                                                            --------             --------
                                                                119                  324

COST OF REVENUES
   Product                                                      269                  108
   Product services                                              51                  108
   Contract research                                              3                   50
                                                            --------             --------
                                                                323                  266
                                                            --------             --------

GROSS MARGIN                                                   (204)                  58

OPERATING EXPENSES
   Research and development                                     509                  409
   Marketing, general and administrative                      1,172                  886
                                                            --------             --------
                                                              1,681                1,295
                                                            --------             --------

OPERATING LOSS                                               (1,885)              (1,237)
   Interest expense                                               -                  (27)
   Interest income                                              121                   15
   Other income (expense), net                                   14                  (36)
                                                            --------             --------

NET LOSS                                                    $ (1,750)            $ (1,285)
                                                            --------             --------
                                                            --------             --------

BASIC AND DILUTED NET LOSS PER SHARE                        $  (0.02)            $  (0.03)
                                                            --------             --------
                                                            --------             --------
Weighted Average Number of
   Shares Outstanding                                        83,367                47,871
                                                            --------             --------
                                                            --------             --------




            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                1998                         1997
                                                             ----------                   ----------
OPERATING ACTIVITIES
  Net loss                                                   $  (1,750)                   $  (1,285)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                   52                           38
Changes in operating assets and liabilities
    Restricted cash                                                 70                          198
    Accounts receivable                                             58                         (122)
    Inventories                                                   (682)                        (449)
    Prepaid expenses and other assets                              (52)                         136
    Accounts payable                                               (33)                         (35)
    Accrued liabilities                                           (125)                           3
    Accrued salaries and employee benefits                          12                          (77)
    Customer deposits                                              396                            -
    Deferred revenue                                               (89)                        (167)
    Other liabilities                                                _                           (8)
                                                             ----------                   ----------
        Net cash used in operating activities                   (2,143)                      (1,768)
                                                             ----------                   ----------
INVESTING ACTIVITIES
  Change in short-term investments                                 244                            -
  Change in interest receivable                                   (126)                           -
  Payments for property and equipment                              (83)                         (13)
                                                             ----------                   ----------
        Net cash provided by (used in) investing activities         35                          (13)
                                                             ----------                   ----------
FINANCING ACTIVITIES
  Proceeds from note payable to shareholder                          -                          725
  Proceeds from sale of common stock                                 -                          854
                                                             ----------                   ----------
        Net cash provided by financing activities                    -                        1,579
                                                             ----------                   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (2,108)                        (202)
                                                             ----------                   ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,282                        1,229
                                                             ----------                   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     174                    $   1,027
                                                             ----------                   ----------
                                                             ----------                   ----------


            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                 1998                        1997
                                                             ------------                 ----------
Note payable to shareholder exchanged
    for common stock                                         $        -                   $    1,700


Accrued interest on note payable to shareholder
    exchanged for common stock                               $        -                   $       38

Accounts payable to shareholder
    exchanged for common stock                               $        -                   $      219



            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of Biomagnetic Technologies, Inc. and its subsidiary, Biomagnetic Technologies, GmbH, an inactive wholly owned German entity, (together, the "Company" or "BTI") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 1998 and the results of its operations and its cash flows for the periods presented.

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

2.  BUSINESS RISKS AND UNCERTAINTIES

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

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date, reimbursements from third party payors are on a case-by-case basis. As of December 31, 1998, there have been limited reimbursements from third party payors in the US. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the US government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from the government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

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

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition is likely to affect potential future profitability of the Company's Magnes 2500 WH system, the extent of which is not presently determinable.

For the quarter ended December 31, 1998, the Company incurred a net loss of $1,750,000 and had negative cash flows from operations of $2,143,000. At December 31, 1998, the Company has an accumulated deficit of $92,573,000, net capital of $9,819,000 and working capital of $9,328,000. The Company anticipates that in fiscal 1999 operating and working capital requirements will substantially exceed cash projected to be generated by product sales.

Based on its current operating plans, revenue expectations, capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund its operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of Magnes 2500 WH system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes systems will be achieved in order to realize the current operating plans. If these revenues are not achieved, the Company believes its existing capital resources as of December 31, 1998 will be sufficient to meet its obligations through calendar 1999. In either case, the Company must continue to fund its operating needs, and is currently considering a number of financial alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

3.   FINANCING

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

4.   BASIC AND DILUTED NET LOSS PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Common stock equivalents are antidilutive and are excluded from the computation of basic and diluted net loss per share.

5.   INVENTORIES

The composition of inventories is as follows:

                                 December 31,               September 30,
                                     1998                       1998
                                 ------------               -------------
      Raw materials               $      170                 $      163
      Work-in process                  3,003                      2,328
      Finished goods                     500                        500
                                  ----------                 ----------
                                  $    3,673                 $    2,991
                                  ----------                 ----------
                                  ----------                 ----------

6.    CUSTOMER BACKLOG AND DELIVERY RISK

The Company's backlog at December 31, 1998 amounted to $3,933,000 and is composed primarily of orders for a 248 channel Magnes 3600 WH sensor, a Magnes 2500 WH system and a Magnes 1300 C cardiac system . Future cash payments to the Company pertaining to backlog beyond cash deposits already received as of December 31, 1998 total approximately $1,194,000. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from fiscal period to fiscal period depending upon timing of orders received, installations completed, and customer acceptances received during the reporting period.

7.    SEGMENT INFORMATION

The Company operates in one segment which includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping sub-segments: the basic research market, the clinical applications development market, and the commercial clinical market. To date, substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to, the basic research market.

8.   COMPREHENSIVE INCOME

The Company has no components of comprehensive income.

9.    RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion may contain (and the Notes to the Consolidated Condensed Financial Statements may contain) forward-looking statements that involve risks and uncertainties. The Company's future results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not specifically limited to those discussed in "Risks and Uncertainties" below. The Company does not undertake to update the statements discussed herein as a result of changes in risks or operating results.

OVERVIEW

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs. The Company is focusing on the development of its technology for potential commercial market applications such as mapping of functional cortex at risk during surgery for tumors and other lesions, and the diagnosis and planning for surgical treatment of epilepsy. The Company is continuing to investigate the potential applications of its technology for problems of the heart, spine, and gastrointestinal system, as well as for disorders of the brain such as closed-head trauma, schizophrenia and other neuro-psychiatric disorders. To date, the Company, its competitors and the market have identified only a limited number of diagnostic applications for MSI systems.

Twenty one (21) Magnes systems were installed in medical and research institutions worldwide as of December 31, 1998. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTI and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 130 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTI announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of December 31, 1998, the Company has shipped ten Magnes 2500 WH systems and received nine final acceptances from customers.

The current price of BTI's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue to be, in foreign markets. The Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales if made in the future. At December 31, 1998 and September 30, 1998, the Company did not have any open forward exchange contracts. The Company may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

Due to substantial research and development expenses and low unit sales, the Company has historically reported net losses. Research and development expenditures have decreased significantly since completion of the Magnes 2500 WH system in fiscal 1996. Such expenditures may increase in the future as new products enter into development.

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through December 31, 1998. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal 1999 were $119,000, including $92,000 of service revenues, compared to $324,000 of total revenues, including $167,000 of service revenues, for the first quarter of fiscal 1998. Net loss in the first quarter of fiscal 1999 amounted to $1,750,000 compared to a net loss of $1,285,000 for the comparable period in the prior fiscal year. Decreased total revenues is attributed to the lack of sales and decreased service contracts in the first quarter of fiscal 1999, compared to service contracts in effect in the first quarter of fiscal 1998.

Research and development expenses amounted to $509,000 and $409,000 for the three months ended December 31, 1998 and 1997, respectively, an increase of 24%. The increase is due to development efforts for software and hardware enhancements to the Magnes 2500 WH, and the development of the Magnes 3600 WH system

Marketing, general and administrative expenses amounted to $1,172,000 in the first quarter of fiscal 1999, compared to $886,000 during the comparable period in fiscal 1998, a 32% increase. The increase in marketing, general and administrative expenses is attributable to the implementation of the Company's epilepsy clinical expansion program, increased marketing and regulatory consulting costs and the addition of sales personnel and related activities.

Interest income totaled $121,000 during the three months ended December 31, 1998 as compared to $15,000 during the comparable period in fiscal 1998. The increase is the result of investing excess cash generated from the August 1998 financing, described below in "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998 the Company has working capital of $9,328,00. At September 30, 1998, the Company's working capital was $11,139,000. The net decrease in working capital is due to the funding of current operations with existing cash and short-term investments. Cash, cash equivalents and short-term investments decreased $2,352,000 to $10,012,000 at December 31, 1998 compared to $12,364,000 at September 30, 1998.

Capital equipment expenditures totaled $83,000 for the first quarter of fiscal 1999, compared with $13,000 for the same period in fiscal 1998. The increase was due primarily to the purchase of computer equipment to replace existing outdated equipment.

The Company anticipates that in fiscal 1999 operating and working capital requirements will substantially exceed cash projected to be generated by product sales. Historically, the Company has raised capital resources from private placements of its common stock and debt offerings.

In August 1998 the Company received $15,000,000 in proceeds from the sale of 30,000,000 shares of unregistered common stock at $.50 per share to offshore investors pursuant to Regulation S. Dassesta International S.A. ("Dassesta"), a major shareholder of the Company since March 1995, purchased 10,000,000 shares, "La Caixa", Caja de Ahorras y Pensiones de Barcelona, one of the leading financial institution of the Kingdom of Spain, purchased 10,000,000 shares. A total of 2,000,000 shares were sold to Swisspartners Investment Network LTD, and the remaining 8,000,000 shares were purchased by two European banks under the same terms and conditions.

From January to July 1998 the Company had borrowed a total of $2,000,000 from Dassesta for working capital requirements. In August 1998, out of the proceeds received from the above offering, the Company paid off the Dassesta principal, plus $36,000 of accrued interest.

In December 1997, the Company sold 4,000,000 unregistered shares of common stock to Dassesta and an additional 1,500,000 unregistered shares of common stock to Bank Leu under Regulation S at $.50 per share. Consideration received by the Company for the sale consisted of cash totaling $793,000 and cancellation of its then outstanding loan principal of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

Based on its current operating plans, revenue expectations, capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of Magnes 2500 WH system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes systems will be achieved in order to realize the current operating plans. If these revenues are not achieved, the Company believes its existing capital resources as of December 31, 1998 will be sufficient to meet its obligations through calendar 1999. In either case, the Company must continue to fund its operating needs, and is currently considering a number of financial alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all. (See "Additional Risks and Uncertainties", below.)

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

We are utilizing both internal and external resources as applicable, to identify, correct or reprogram, and test our internal systems for Year 2000 compliance. The total cost of compliance and its effect on our future results of operations are being determined as part of the detailed conversion process. We have preliminarily determined that it may be necessary to acquire new Year 2000 compliant hardware and software systems for our accounting, purchasing , production control and inventory management systems. Current estimates indicate potential costs may amount to approximately $250,000 for expenditures, including hardware, software and systems conversions, plus additional, yet to be quantified internal and external labor costs for systems conversions and implementation.

We are currently seeking to ensure that the software and operating systems included in our Magnes 2500 WH are Year 2000 compliant. If such systems are not compliant it could significantly adversely affect our sales. Year 2000 issues could cause potential customers to reevaluate their current system needs and as a result consider deferring purchase of our Magnes systems. Additionally, we could have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not year 2000 compliant. Any of the foregoing could result in a material adverse effect on our business, operating results, and financial condition.

We are also in the process of requesting information and assurances from our major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, we will identify contingency plans such as the use of alternate vendors or manual systems.

As of December 31, 1998, we have spent approximately $85,000 in addressing Year 2000 issues including consultant and in-house labor costs.

ADDITIONAL RISKS AND UNCERTAINTIES

WE EXPECT CONTINUED OPERATING LOSSES.

Our financial position reflects that we have been principally focused on research and development with only low volume sales to medical research institutions. In the first quarter of fiscal 1999, our net loss was $1,750,000 and we had negative cash flows from operations of $2,143,000.

At December 31, 1998, our accumulated deficit was $92,573,000 with working capital of $9,328,000. Our working capital at December 31, 1998 resulted primarily from the sale of 30,000,000 shares of common stock for proceeds of $15,000,000 during August 1998.

We anticipate that in fiscal 1999 we will incur a net loss from operations, and cash usage will substantially exceed that projected to be received from product sales.

OUR SUCCESS MAY BE LIMITED BY OUR ABILITY TO SATISFY CUSTOMER PERFORMANCE REQUIREMENTS.

Our success may be limited by our ability to complete, in a timely fashion, product developments and enhancements to satisfy customer requirements for our systems.

OUR SUCCESS MAY BE LIMITED BY OUR DEPENDENCE UPON A SINGLE PRODUCT AND UNCERTAINTY WITH RESPECT TO THE DEVELOPMENT OF ADDITIONAL PRODUCTS OR APPLICATIONS.

Our success may be limited by our dependence on one product, our Magnes 2500 WH system, which currently has limited clinical applications. Before we can more fully penetrate the research and commercial markets, we need to develop additional products. Further, the market for additional clinical applications for MSI systems must emerge. We cannot assure you that a commercial market will develop for multiple uses of our MSI system. Our financial position will be materially adversely affected if we do not develop additional clinical applications or if we are not able to develop a commercial market for our Magnes 2500 WH system.

OUR SUCCESS MAY BE LIMITED BY OUR DEPENDENCY ON AND UNCERTAINTY WITH RESPECT TO THIRD PARTY REIMBURSEMENT AND HEALTHCARE REFORM.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of December 31, 1998, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

OUR PRODUCTS AND TECHNOLOGY MAY BECOME OBSOLETE.

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

WE MAY BE NEGATIVELY IMPACTED BY AGGRESSIVE COMPETITION IN OUR INDUSTRY.

Our industry is characterized by ongoing significant price competition, due to the existence of a number of competitors in a fledgling marketplace with a limited number of MSI systems being purchased worldwide. The future profitability of our systems may be negatively impacted by this aggressive competition; we currently cannot predict how rapidly the market may expand to provide MSI system manufacturers with appropriate shareholder returns.

NEW GOVERNMENT LEGISLATION AND UNFAVORABLE MEDICAL INDUSTRY TRENDS MAY ADVERSELY IMPACT US.

We cannot predict what adverse effect, if any, future legislation or Food and Drug Administration regulations may have on the MSI market and our financial results. Medical industry cost containment trends may also impose restrictions on sizeable third-party reimbursements for diagnostic procedures, limiting the market opportunity.

OUR BUSINESS ACTIVITIES MAY INVOLVE FOREIGN EXCHANGE RELATED RISKS.

Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. When appropriate, we enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange fluctuations. Nonetheless, these fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. These risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

FAILURE TO BE YEAR 2000 COMPLIANT COULD HARM OUR BUSINESS.

For risks relative to Year 2000 issues, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Assessment".

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           None.

PART II    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           a)  EXHIBIT NO.                                   DESCRIPTION

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

           (10) This exhibit was previously filed as part of, and is hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in form 8-K, filed April 14, 1995.

           b)    Reports on Form 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMAGNETIC TECHNOLOGIES, INC.

        February 16, 1999     /s/ D. SCOTT BUCHANAN
        ------------------    ---------------------
        Date                  D. Scott Buchanan
                              President and Chief Executive Officer

        February 16, 1999     /s/ ARON P. STERN
        ------------------    ---------------------
        Date                  Aron P. Stern
                              Vice President of Finance, Chief Financial Officer
                              Secretary
                              Principal Financial and Accounting Officer