Form 10-Q
period 1999-03-31
BIOMAGNETIC TECHNOLOGIES INC
filed 1999-05-17
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March  31, 1999
                                ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------     -----------------------------

Commission File Number:                     1-10285
                       ---------------------------------------------------------

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


                                 (619) 453-6300
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code)


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

         As of May 12, 1999 Registrant had only one class of common stock of which there were 83,367,112 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         BIOMAGNETIC TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                       March 31,   September 30,
                                                         1999           1998
                                                       ---------   -------------
                                                      (Unaudited)
ASSETS
Cash and cash equivalents                                $    381    $  2,282
Short-term investments                                      7,781      10,082
Restricted cash                                                94         138
Accounts receivable, less allowance for
  doubtful accounts of $10                                  1,052         932
Interest receivable                                           242        --
Inventories                                                 2,833       2,991
Prepaid expenses and other                                    223         271
                                                         --------    --------

     Total current assets                                  12,606      16,696
                                                         --------    --------

Net property and equipment                                    830         304
Restricted cash                                                54         187
Other assets                                                  174         156
                                                         --------    --------

TOTAL ASSETS                                             $ 13,664    $ 17,343
                                                         --------    --------
                                                         --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                         $  1,192    $    783
Accrued liabilities                                           707         748
Accrued salaries and employee benefits                        412         461
Customer deposits                                           1,714       2,909
Deferred revenue                                              679         657
                                                         --------    --------

       Total current liabilities                            4,704       5,558

Other long-term liabilities                                    15         216
                                                         --------    --------

     Total liabilities                                      4,719       5,774
                                                         --------    --------

Commitments and Contingencies                                --          --

SHAREHOLDERS' EQUITY
Common stock -- no par value, 100,000,000 shares
  authorized; 83,367,112 shares issued and outstanding     99,392      99,392
Additional paid-in capital                                  3,000       3,000
Accumulated deficit                                       (93,447)    (90,823)
                                                         --------    --------

     Total shareholders' equity                             8,945      11,569
                                                         --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 13,664    $ 17,343
                                                         --------    --------
                                                         --------    --------



            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                        Three Months Ended        Six Months Ended
                                              March 31,               March 31,
                                         1999         1998        1999        1998
                                         ----         ----        ----        ----

REVENUES
   Product                             $  2,537    $  1,520    $  2,561    $  1,624
   Product services                          99         173         191         340
   Contract research                         12          43          15          96
                                       --------    --------    --------    --------
                                          2,648       1,736       2,767       2,060

COST OF REVENUES
   Product                                1,217       1,168       1,486       1,276
   Product services                          16          39          67         147
   Contract research                         11          41          14          91
                                       --------    --------    --------    --------
                                          1,244       1,248       1,567       1,514
                                       --------    --------    --------    --------
GROSS MARGIN                              1,404         488       1,200         546

OPERATING EXPENSES
   Research and development               1,336         267       1,845         676
   Marketing, general and
    administrative                        1,050         896       2,222       1,782
                                       --------    --------    --------    --------
                                          2,386       1,163       4,067       2,458
                                       --------    --------    --------    --------

OPERATING LOSS                             (982)       (675)     (2,867)     (1,912)

Interest & other income (expense),
  net                                       107          78         243          30
                                       --------    --------    --------    --------
NET LOSS                               $   (875)   $   (597)   $ (2,624)   $ (1,882)
                                       --------    --------    --------    --------
                                       --------    --------    --------    --------

BASIC AND DILUTED NET
  LOSS PER SHARE                       $  (0.01)   $  (0.01)   $  (0.03)   $  (0.04)
                                       --------    --------    --------    --------
                                       --------    --------    --------    --------

Weighted average number of
   shares outstanding                    83,367      50,522      83,367      50,522
                                       --------    --------    --------    --------
                                       --------    --------    --------    --------


            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Six  Months Ended
                                                                        March 31,
                                                                     1999       1998
                                                                  -------    -------

            OPERATING ACTIVITIES
              Net loss                                            $(2,624)   $(1,882)
              Adjustments to reconcile net loss to net
              cash used in operating activities:
                 Depreciation and amortization                        104         87
                 Loss on disposition of assets                       --           19
              Changes in operating assets and liabilities:
                Restricted cash                                       177        371
                Prepaid expenses and other                             48         63
                Accounts receivable                                  (120)      (344)
                Inventories                                           158        166
                Accounts payable                                      409       (145)
                Accrued liabilities                                   (90)      (383)
                Customer deposits                                  (1,195)       (63)
                Deferred revenue                                     (180)      (413)
                Other assets and liabilities                          (17)       (15)
                                                                  -------    -------
                      Net cash used in operating activities        (3,330)    (2,539)
                                                                  -------    -------

            INVESTING ACTIVITIES
              Net change in short-term investments                  2,301       --
              Interest receivable                                    (242)      --
              Payments for property and equipment                    (630)       (42)
                                                                  -------    -------
                      Net cash provided by (used in) investing
                         activities                                 1,429        (42)
                                                                  -------    -------

            FINANCING ACTIVITIES
              Proceeds from notes payable to shareholder             --          870
              Proceeds from issuances of common stock                --          866
                                                                  -------    -------
                      Net cash provided by financing activities      --        1,736
                                                                  -------    -------
            NET DECREASE IN CASH AND CASH EQUIVALENTS              (1,901)      (845)
            CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,282      1,229
                                                                  -------    -------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   381    $   384
                                                                  -------    -------
                                                                  -------    -------


            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)



SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



                                                                           Six Months Ended
                                                                               March 31,
                                                                     1999                   1998
                                                                  ----------             ---------
Note payable to shareholder exchanged
    for common stock                                              $      -              $    1,700


Accrued interest on note payable to shareholder
    exchanged for common stock                                    $      -              $       38

Accounts payable to shareholder
    exchanged for common stock                                    $      -              $      219




            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of Biomagnetic Technologies, Inc. and its subsidiary, Biomagnetic Technologies, GmbH, an inactive wholly owned German entity, (together, the "Company", "we", "our", or "BTi") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1998.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 1999 and the results of its operations and its cash flows for the periods presented.

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

2.  BUSINESS RISKS AND UNCERTAINTIES

Biomagnetic Technologies, Inc., founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling innovative functional imaging systems to medical institutions located in the United States, Europe and Japan. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of a broad range of disorders.

To date, the Company has been engaged principally in research and development activities, and has made only low volume sales to medical research institutions. The Company is currently dependent on its Magnes 2500 WH system for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications testing needs to be conducted with the MSI system at major clinical research centers before a substantial commercial clinical market emerges. The Company is currently developing its Magnes 3600 WH system, which is targeted primarily for research markets, and must continue to depend upon sales to this market to meet its revenue goals for the very near-term. There can be no assurance that a substantial commercial market will develop for diagnostic or monitoring uses of the Company's MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for the Company's MSI systems will have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date, reimbursements from third party payors are on a case-by-case basis. As of March 31, 1999, there have been limited reimbursements from third party payors in the US. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the US government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from the government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition may affect future profitability of the Company, the extent of which is not presently determinable.

For the quarter ended March 31, 1999, the Company incurred a net loss of $875,000 and had negative cash flows from operations of $1,187,000. At March 31, 1999, the Company has an accumulated deficit of $93,447,000, net capital of $8,945,000 and working capital of $7,902,000. The Company anticipates that in fiscal 1999, operating and working capital requirements will substantially exceed cash projected to be generated by product sales.

Based on its current operating plans, including anticipated product orders and resulting revenues and cash receipts capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund its operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes systems will be achieved in order to realize its current operating plans. If these revenues are not achieved, the Company believes its existing capital resources as of March 31, 1999 will be sufficient to meet its obligations through calendar 1999 only. In either case, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

Additional risks and uncertainties include, but are not limited to, satisfying customer performance requirements for our systems, unfavorable medical industry trends, increased government regulations and requirements, foreign exchange risks and Year 2000 issues. The reader is encouraged to refer to the Company's other Securities and Exchange Commission filings, including its most recent Form 10-K, to ascertain the extent and magnitude of these and other risks and uncertainties the Company may encounter.

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

5.   INVENTORIES

The composition of inventories is as follows:


                                   March 31,    September 30,
                                      1999          1998
                                    ------         ------
Raw materials                       $  132         $  163
Work-in process                      2,701          2,328
Finished goods                        --              500
                                    ------         ------
                                    $2,833         $2,991
                                    ------         ------
                                    ------         ------


The Company regularly evaluates the composition of its inventories and has established reserves for estimated obsolete and excess inventories. The values presented on the Company's most recent balance sheets are net of these reserve estimates.

6.   CUSTOMER BACKLOG AND DELIVERY RISK

The Company's backlog at March 31, 1999 amounted to $2,852,000 and is composed primarily of orders for a 248 channel Magnes 3600 WH system, a Magnes 1300 C cardiac system and research contracts. Future cash payments to the Company pertaining to backlog beyond cash deposits already received as of March 31, 1999 total approximately $819,000. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from fiscal period to fiscal period depending upon timing of orders received, installations completed, and customer acceptances received during the reporting period.

7.   SEGMENT INFORMATION

The Company operates in one segment that includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping sub-segments: the basic research market, the applications research market, and the commercial clinical market. To date, substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to, the basic research market.

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

In April 1998, AcSEC issued AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement provides guidance on financial reporting of start - up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company does not anticipate the adoption of SOP 98-5 having a material impact on the Company's financial position or results of operations.

10.      SUBSEQUENT EVENTS

The Company has recently entered into clinical research agreements with three medical institutions. Under the terms of the agreements, the Company will reimburse an aggregate of approximately $400,000 to the institutions for costs incurred related to operation of, and research performed with, the Company's MSI systems.

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

Twenty four (24) Magnes systems were installed in medical and research institutions worldwide as of March 31, 1999. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 140 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of March 31, 1999, the Company has sold eleven Magnes 2500 WH systems.

In fiscal 1998 the Company commenced the development of the Magnes 3600 WH. This system entered development in response to a continuing need in the research market for increased sensitivity and deep body imaging, as well as competitive pressures. BTi expects delivery of its first 3600 WH to a Japanese customer during the Company's fiscal fourth quarter.

The current price of BTI's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue to be, in foreign markets. The Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales if made in the future. At March 31, 1999 and September 30, 1998, the Company did not have any open forward exchange contracts. The Company may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

Due to substantial research and development expenses and low unit sales, the Company has historically reported net losses. Research and development expenditures have increased significantly since capital funding was received in August 1998. Such expenditures may continue to increase in the future as new products enter into development, and Company sponsored clinical testing is performed to establish a baseline of data for reimbursement approvals and for substantiating new applications for MSI systems.

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through March 31, 1999. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

RESULTS OF OPERATIONS

Total revenues for the second quarter of fiscal 1999 were $2,648,000 including $99,000 of service revenues, compared to $1,736,000 of total revenues, including $173,000 of service revenues, for the second quarter of fiscal 1998. Increased total revenues is attributed to the revenue recognition of two 2500 WH systems and one Magnes I system in the second quarter of fiscal 1999. The decrease in service revenues reflects a decrease in the amount of service contracts in effect during this time period. Total revenues for the first six months of fiscal 1999 were $2,767,000 including $191,000 of service revenues, compared to $2,060,000 of total revenues, including $340,000 of service revenues for the first six months of fiscal 1998.

Research and development expenses amounted to $1,336,000 and $1,845,000 for the three month and six month periods ended March 31, 1999. These amounts represented an increase of 500% for the quarter and 273% for the six month period compared to research and development expenses of $267,000 and $676,000 for the same periods in fiscal 1998. These increases are primarily due to development efforts for software and hardware enhancements to the Magnes 2500 WH, the construction of product engineering testing equipment, support of the epilepsy clinical testing program at two research clinics in the US, and ongoing development of the Magnes 3600 WH system. Further, the fiscal 1998 periods reflected reductions in project spending and research staff attributable to very limited cash resources.

Marketing, general and administrative expenses increased by $154,000 to $1,050,000 for the second quarter of fiscal 1999, a 17% increase versus the comparable period in fiscal 1998. For the first six months of fiscal 1999, such expenses increased by $440,000 to $2,222,000, a 20% increase as compared to the same period last fiscal year. These increases are primarily attributable to increased marketing communication expenses, the addition of sales personnel and related sales activities, and increased consulting costs.

Interest income totaled $242,000 during the six months ended March 31, 1999 as compared to $30,000 during the comparable period in fiscal 1998. The increase is the result of investing excess cash generated from the August 1998 financing, described below in "Liquidity and Capital Resources".

Net loss in the second quarter of fiscal 1999 amounted to $875,000 compared to a net loss of $597,000 for the comparable period in the prior fiscal year. Net loss for the six months ended March 31, 1999 was $2,624,000 as compared to $1,882,000, for the comparable period last fiscal year. The increased net loss for the six month period was primarily due to the increase in research and development costs and increased marketing and general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 the Company has working capital of $7,902,000. At September 30, 1998, the Company's working capital was $11,138,000. Cash and cash equivalents and short-term investments decreased $4,202,000 to $8,162,000 at March 31, 1999 as compared to $12,364,000 at September 30, 1998. The decline in cash primarily reflects the use of working capital to fund operations and to purchase and construct capital equipment for use in the epilepsy clinical expansion program.

Capital equipment expenditures totaled $630,000 for the second quarter of fiscal 1999, compared with $42,000 for the same period in fiscal 1998. The increase was due primarily to the construction of a 2500 WH system for use in the epilepsy clinical testing program and the purchase of computer equipment to replace existing outdated equipment.

The Company has recently entered into clinical research agreements with three medical institutions. Under the terms of the agreements, the Company will reimburse an aggregate of approximately $400,000 to the institutions for costs incurred related to operation of, and research performed with, the Company's MSI systems.

The Company anticipates that in fiscal 1999 operating and working capital requirements will substantially exceed cash projected to be generated by product sales. Historically, the Company has offset this deficit by raising capital funds from private placements of its common stock and from debt offerings. The Company anticipates that it will continue to incur operating losses for the foreseeable future, until market acceptance of MSI applications and corresponding product sales are sufficient to generate continuing profits.

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

Based on its current operating plans, including anticipated product orders and resulting revenues and cash receipts, capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes systems will be achieved in order to realize its current operating plans. If these revenues are not achieved, the Company believes its existing capital resources as of March 31, 1999 will be sufficient to meet its obligations through calendar 1999 only. In either case, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

YEAR 2000 ASSESSMENT

Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from the 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, computer systems, software and industrial controls used by many companies may need to be upgraded to comply with Year 2000 requirements.

We are utilizing both internal and external resources to identify, correct or reprogram, and test our internal systems for Year 2000 compliance. We have determined that it is necessary to acquire new Year 2000 compliant computer hardware and software systems for our accounting, purchasing, production control and inventory management systems. Also, our security system and portions of our telephone system must be upgraded.

We are currently seeking to ensure that the software and operating systems included in our Magnes systems are Year 2000 compliant. Our current testing has indicated that earlier models of our products were purchased from us using computer hardware and software that requires modification or replacement. We are developing a new version of our software that when combined with a new computer and operating system should be Year 2000 compliant; we expect to make this solution available by June 1999 to our customers that have earlier models. Our current Magnes 2500 WH product has been tested and customer systems in the field should not require modification.

We are also in the process of requesting information and assurances from our major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, we will identify contingency plans such as the use of alternate vendors or manual systems.

Current estimates of total costs of Year 2000 compliance amount to approximately $350,000, including internal and external hardware, software and labor costs for systems implementation and testing. Installation, replacement and updating of these systems is currently in process. It is estimated that installation, replacement and updating will be completed by June 1999, and testing will be ongoing through September 1999 and completed by December 1999.

If our systems are not made compliant by year-end it could significantly adversely affect our sales. Year 2000 issues could cause potential customers to reevaluate their current needs and consider deferring purchase of our Magnes systems or decide to purchase from a competitor. Additionally, we could have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not made Year 2000 compliant. Any of the foregoing could result in a material adverse effect on our business, financial position and results of operations.

ADDITIONAL RISKS AND UNCERTAINTIES

WE EXPECT CONTINUED OPERATING LOSSES.

Our financial position reflects that we have been principally focused on research and development, with only low volume sales to medical research institutions. For the first six months of fiscal 1999, our net loss was $2,624,000 and we had negative cash flows from operations of $3,330,000.

At March 31, 1999, our accumulated deficit was $93,447,000 with working capital of $7,902,000. Our cash balance at March 31, 1999 was $8,162,000. This balance reflects the sale during August 1998 of 30,000,000 shares of common stock for proceeds of $15,000,000, and the sale of two 2500 WH systems and the sale of one Magnes I system, less usage of cash from ongoing operations.

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

OUR SUCCESS MAY BE LIMITED BY OUR DEPENDENCE UPON A SINGLE PRODUCT AND UNCERTAINTY WITH RESPECT TO THE DEVELOPMENT OF ADDITIONAL PRODUCTS.

Our success may be limited by our dependence on our one current product, the Magnes 2500 WH system. Before we can more fully penetrate the research and commercial markets, we need to have additional products. In development is our Magnes 3600 WH, which is intended to address more fully the needs of research institutions. Our Magnes 2500 WH system is more appropriate for the commercial market. Our financial results will be materially adversely affected if our Magnes 2500 WH system does not suit the majority of commercial applications that emerge, or we are not able to offer new products in a timely and cost effective manner that meet the emerging needs of the marketplace.

OUR SUCCESS HAS BEEN LIMITED BY A LACK OF CURRENTLY IDENTIFIED CLINICAL APPLICATIONS FOR MSI SYSTEMS.

Currently, there are only a few established diagnostic uses for MSI systems that the medical industry is aware of. Although we have started our own clinical research and testing to identify new, large application areas, we cannot assure you that a commercial market will develop for multiple uses of our products.

OUR SUCCESS MAY BE LIMITED BY OUR DEPENDENCY ON AND UNCERTAINTY WITH RESPECT TO THIRD PARTY REIMBURSEMENT AND HEALTHCARE REFORM.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of March 31, 1999, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position will be materially adversely affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

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

NEW GOVERNMENT LEGISLATION AND UNFAVORABLE MEDICAL INDUSTRY TRENDS MAY ADVERSELY IMPACT US.

We cannot predict what adverse effect, if any, future legislation or Food and Drug Administration regulations may have on the MSI market and our financial results. Medical industry cost containment trends may impose restrictions on sizeable third-party reimbursements for diagnostic procedures, limiting the market opportunity. Further, if Federal government agencies or any state legislature enacts legislation or guidelines relating to our business or the health care industry that create additional business hurdles, including legislation relating to third party reimbursement, our financial position could be negatively affected.

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

PART II.      OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on March 19, 1999 and proxies for such meeting were solicited pursuant to Regulation 14A. There was no solicitation in opposition to the Company's nominees for directors as listed in the proxy statement and all such nominees were elected. In addition, the following matters were adopted by the Shareholders at the Annual Meeting.



              (a) For the election of Nominees to the Board of Directors for the fiscal year ending September 30, 1999.



                  Nominee                                  For                      Against               Non-votes
                  -------                                  ---                      -------               ---------

                  D. Scott Buchanan                    73,497,063                    67,910                   0

                  Martin P. Egli                       73,497,063                    67,910                   0

                  Galleon Graetz                       73,497,063                    67,910                   0

                  Rodolfo Llinas                       73,497,063                    67,910                   0

                  Enrique Maso                         73,497,063                       -



              (b) Ratify the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 1999.

                  For - 73,520,649      Against - 18,050      Abstain - 26,274      Broker Non-Votes - 0


              (c) Amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000 shares.

                  For - 73,226,972      Against - 277,901     Abstain - 60,100      Broker Non-Votes - 0


              (d) Amend the 1997 Stock Incentive Plan to increase the number of shares of Common Stock from 3,000,000 to 6,000,000 shares.

                  For - 72,149,763      Against - 345,567     Abstain - 108,965     Broker Non-Votes - 960,678


ITEM 5.       OTHER INFORMATION


                           None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.



              a)  EXHIBIT NO.                 DESCRIPTION

                    3.1         Form of Certificate of Amendment of
                                Fourth Restated Articles of
                                Incorporation to be filed with the
                                California Secretary of State.

                    3.2 Fourth Restated Articles of Incorporation, as amended.

                    3.3         Restated By-laws.

                    27          Financial Data Schedule


              b)  Reports on Form 8-K.

                      None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BIOMAGNETIC TECHNOLOGIES, INC.


     May 14, 1999                    /s/ D. SCOTT BUCHANAN
-------------------------            ------------------------------------------
     Date                            D. Scott Buchanan
                                     President and Chief Executive Officer


     May 14, 1999                    /s/ ARON P. STERN
-------------------------            -------------------------------------------
     Date                            Aron P. Stern
                                     Vice President of Finance, Chief Financial
                                     Officer Secretary
                                     Principal Financial and Accounting Officer