Form 10-Q
period 1999-06-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1999-08-16
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                                ----------------------------------------------

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ---------------------
Commission File Number:    1-10285
                        ------------------------------------------------------

                         BIOMAGNETIC TECHNOLOGIES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             California                               95-2647755
------------------------------------   ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

     9727 Pacific Heights Boulevard,
         San Diego, California                         92121-3719
------------------------------------------   ---------------------------------
 (Address of principal executive offices)              (zip code)

                                 (858) 453-6300
------------------------------------------------------------------------------
               Registrant's telephone number, including area code)

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

     As of August 12, 1999 Registrant had only one class of common stock of which there were 83,367,112 shares outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         BIOMAGNETIC TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         JUNE 30,                 SEPTEMBER 30,
                                                                           1999                       1998
                                                                     -----------------         -----------------
                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents                                             $        1,568            $        2,282
Short-term investments                                                         3,914                    10,082
Restricted cash                                                                  190                       138
Accounts receivable, less allowance for
doubtful accounts of $110                                                        630                       932
Interest receivable                                                               47                         -
Inventories                                                                    3,274                     2,991
Prepaid expenses and other                                                       335                       271
                                                                       -------------             -------------

     Total current assets                                                      9,958                    16,696
                                                                       -------------             -------------

Net property and equipment                                                       961                       304
Restricted cash                                                                   54                       187
Other assets                                                                     121                       156
                                                                       -------------             -------------

TOTAL ASSETS                                                          $       11,094            $       17,343
                                                                      ==============            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                      $          843            $          783
Accrued liabilities                                                              739                       748
Accrued salaries and employee benefits                                           516                       461
Customer deposits                                                              1,714                     2,909
Deferred revenue                                                                 459                       657
                                                                       -------------             -------------

       Total current liabilities                                               4,271                     5,558

Other long-term liabilities                                                      157                       216
                                                                       -------------             -------------

     Total liabilities                                                         4,428                     5,774
                                                                      --------------            --------------

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock -- no par value, 200,000,000 shares
  authorized; 83,367,112 shares issued and outstanding                        99,392                    99,392
Additional paid-in capital                                                     3,000                     3,000
Accumulated deficit                                                          (95,726)                  (90,823)
                                                                       -------------             -------------

     Total shareholders' equity                                                6,666                    11,569
                                                                       -------------             -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $       11,094            $       17,343
                                                                      ==============            ==============



            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share amounts)
                                   (Unaudited)



                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                                1999               1998               1999               1998
                                              --------           --------           --------           --------
REVENUES
   Product                                    $    104           $    416           $  2,665           $  2,040
   Product services                                103                127                294                467
   Contract research                                26                 73                 41                169
                                              --------           --------           --------           --------
                                                   233                616              3,000              2,676
COST OF REVENUES
   Product                                         444                232              1,930              1,508
   Product services                                 51                107                118                254
   Contract research                                23                 74                 37                165
                                              --------           --------           --------           --------
                                                   518                413              2,085              1,927
                                              --------           --------           --------           --------
GROSS MARGIN                                      (285)               203                915                749

OPERATING EXPENSES
   Research and development                        981                501              2,826              1,177
   Marketing, general and                        1,055                644              3,277              2,426
   administrative
                                              --------           --------           --------           --------
                                                 2,036              1,145              6,103              3,603
                                              --------           --------           --------           --------

OPERATING LOSS                                  (2,321)              (942)            (5,188)            (2,854)

Interest and other income                           43                (84)               285                (54)
(expense), net
                                              --------           --------           --------           --------

NET LOSS                                      $ (2,278)          $ (1,026)          $ (4,903)          $ (2,908)
                                              ========           ========           ========           ========

BASIC AND DILUTED NET LOSS PER SHARE
                                              $  (0.03)          $  (0.02)          $  (0.06)          $  (0.06)
                                              ========           ========           ========           ========

Weighted average number of
   shares outstanding                           83,367             53,367             83,367             51,508
                                              ========           ========           ========           ========



            See notes to consolidated condensed financial statements.

                            BIOMAGNETIC TECHNOLOGIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                    NINE  MONTHS ENDED
                                                                          JUNE 30,
                                                                 1999                1998
                                                               -------             -------
OPERATING ACTIVITIES
  Net loss                                                     $(4,903)            $(2,908)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                                 109                 146

  Changes in operating assets and liabilities:
    Restricted cash                                                 81                 366
    Prepaid expenses and other                                     (64)                 85
    Accounts receivable                                            302                (554)
    Inventories                                                   (283)               (289)
    Other assets                                                    35                 (40)
    Accounts payable                                                60                 (15)
    Accrued liabilities                                             46                 (70)
    Customer deposits                                           (1,195)                (63)
    Deferred revenue                                              (315)               (694)
                                                               -------             -------
          Net cash used in operating activities                 (6,127)             (4,036)
                                                               -------             -------

INVESTING ACTIVITIES
  Net change in short-term investments                           6,168
  Interest receivable                                              (47)                 --
  Payments for property and equipment                             (708)                (39)
                                                               -------             -------
          Net cash provided by (used in)
           investing activities                                  5,413                 (39)
                                                               -------             -------

FINANCING ACTIVITIES
  Proceeds from notes payable to shareholder                        --               2,225
  Proceeds from issuances of common stock                           --                 866
                                                               -------             -------
          Net cash provided by financing activities                 --               3,091
                                                               -------             -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (714)               (984)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 2,282               1,229
                                                               -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,568             $   245
                                                               =======             =======


            See notes to consolidated condensed financial statements.

                         BIOMAGNETIC TECHNOLOGIES, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



                                                                                      NINE MONTHS ENDED
                                                                                             JUNE 30,
                                                                                   1999                   1998
                                                                                ----------             ----------
Note payable to shareholder exchanged
    for common stock                                                            $      --               $  1,700

Accrued interest on note payable to shareholder
    exchanged for common stock                                                  $      --               $     38

Accounts payable to shareholder
    exchanged for common stock                                                  $      --               $    219

Property and equipment acquired under capital
    lease obligation                                                            $     58                $     --



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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 1999 and the results of its operations and its cash flows for the periods presented.

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

2.   BUSINESS RISKS AND UNCERTAINTIES

Biomagnetic Technologies, Inc., founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling innovative functional imaging systems to medical institutions located in the United States, Europe and the Far East. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of a broad range of disorders.

To date, the Company has been engaged principally in research and development activities, and has made only low volume sales to medical research institutions. The Company is currently dependent on its Magnes(R) 2500 WH system for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications testing needs to be conducted with the MSI system at major clinical research centers before a substantial commercial clinical market emerges. The Company is currently developing its Magnes 3600 WH system, which is targeted primarily for research markets, and must continue to depend upon sales to this market to meet its revenue goals for the very near-term. There can be no assurance that a substantial commercial market will develop for diagnostic or monitoring uses of the Company's MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for the Company's MSI systems will have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date, reimbursements from third party payors are on a case-by-case basis. As of June 30, 1999, there have been limited reimbursements from third party payors in the US. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the US government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from the government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

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

For the quarter ended June 30, 1999, the Company incurred a net loss of $2,278,000 and had negative cash flows from operations of $2,797,000. At June 30, 1999, the Company has an accumulated deficit of $95,726,000, net capital of $6,666,000 and working capital of $5,687,000. The Company anticipates that in fiscal 1999, operating and working capital requirements will substantially exceed cash projected to be generated by product sales.

Based on its current operating plans, including anticipated product orders and resulting revenues and cash receipts, capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund its operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes systems will be achieved in order to realize its current operating plans. If these revenues are not achieved, the Company believes its existing capital resources as of June 30, 1999 will be sufficient to meet its obligations through calendar 1999 only. In either case, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

Additional risks and uncertainties include, but are not limited to, satisfying customer performance requirements for our systems, unfavorable medical industry trends, increased government regulations and requirements, foreign exchange risks and Year 2000 issues. The reader is encouraged to refer to the MD&A of this 10Q and the Company's other Securities and Exchange Commission filings, including its most recent Form 10-K as of September 30, 1998, to ascertain the extent and magnitude of these and other risks and uncertainties the Company may encounter.

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

5.   INVENTORIES

The composition of inventories is as follows:


                             JUNE 30,           SEPTEMBER 30,
                               1999                 1998
                            ----------          -------------
     Raw materials          $      164           $      163
     Work-in process             3,110                2,328
     Finished goods                 --                  500
                             ---------            ---------
                            $    3,274           $    2,991
                            ==========           ==========


The Company regularly evaluates the composition of its inventories and has established reserves for estimated obsolete and excess inventories. The values presented on here and on the Company's most recent balance sheets are net of these reserve estimates.

6.   CUSTOMER BACKLOG AND DELIVERY RISK

The Company's product backlog at June 30, 1999 amounted to $2,163,000 and is composed primarily of orders for a 248 channel Magnes 3600 WH system and a Magnes 1300 C cardiac system. Future cash payments to the Company pertaining to backlog beyond cash deposits already received as of June 30, 1999 total approximately $448,000. As sales of the Company's systems typically involve transactions of $1 million or more, the backlog is expected to fluctuate significantly from fiscal period to fiscal period depending upon timing of orders received, installations completed, and customer acceptances received during the reporting period.

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

9.   RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software and provides assistance in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company does not anticipate the adoption of SOP 98-1 having a material impact on the Company's financial position or results of operations.

In April 1998, AcSEC issued AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement provides guidance on financial reporting of start -up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company does not anticipate the adoption of SOP 98-5 having a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes, Management's Discussion, Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 1998. See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date of this report is filed.

OVERVIEW

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functions of the brain, heart and other organs. The Company is focusing on the development of its technology for potential commercial market applications such as mapping of functional cortex at risk during surgery for tumors and other lesions, and the diagnosis and planning for surgical treatment of epilepsy. The Company is continuing to investigate the potential applications of its technology for problems of the heart, spine, and gastrointestinal system, as well as for disorders of the brain such as closed-head trauma, schizophrenia and other neuro-psychiatric disorders. To date, the Company, its competitors and the application researchers have identified only a limited number of diagnostic applications for MSI systems.

Twenty four (24) Magnes systems were installed in medical and research institutions worldwide as of June 30, 1999. To date, more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 75 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 140 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. Development of the Magnes 2500 WH hardware was substantially completed in fiscal year 1996. The Magnes 2500 WH allows simultaneous examination of the entire brain and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of June 30, 1999, the Company has sold eleven Magnes 2500 WH systems.

In fiscal 1998 the Company commenced the development of the Magnes 3600 WH. This system entered development in response to a continuing need in the research market for increased sensitivity and deep body imaging, as well as competitive pressures. BTi expects delivery of its first Magnes 3600 WH during the second half of calendar 1999.

The current price of BTI's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A significant portion of the Company's sales have been, and are expected to continue to be, in foreign markets. The Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales if made in the future. At June 30, 1999 and September 30, 1998, the Company did not have any open forward exchange contracts. The Company may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

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

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the commercial marketplace have limited system sales through June 30, 1999. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales price and volumes, and the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate.

RESULTS OF OPERATIONS

Total revenues for the third quarter of fiscal 1999 were $233,000, including $103,000 of service revenues, compared to $616,000 of total revenues, including $127,000 of service revenues, for the third quarter of fiscal 1998. The decrease in revenues for the third quarter of fiscal 1999 is attributed to the lack of system sales in that quarter, whereas in the comparative prior fiscal period the sale of a Magnes I system was recorded. Total revenues for the first nine months of fiscal 1999 were $3,000,000, including $294,000 of service revenues, compared to $2,676,000 of total revenues, including $467,000 of service revenues for the first nine months of fiscal 1998. Increased total revenues is attributed to the revenue recognition of two 2500 WH systems and one Magnes I system in fiscal 1999. The decrease in service revenues reflects a decrease in the amount of service contracts in effect during this time period.

Cost of sales for the third quarter of fiscal 1999 amounted to $518,000, as compared to $413,000 in the third quarter of the prior fiscal year. Total cost of sales for the first nine months of fiscal 1999 were $2,085,000, versus $1,927,000 for the first nine months of fiscal 1998. These amounts represent increases of 25% and 8% respectively. The increases were attributable to a charge in the third quarter of fiscal 1999 for warranty and support services for an existing customer.

Research and development expenses amounted to $981,000 and $2,826,000 for the three month and nine month periods ended June 30, 1999, respectively. These amounts represented increases of 96% for the quarter and 140% for the nine month period compared to research and development expenses of $501,000 and $1,177,000 for the same periods in fiscal 1998. These increases are primarily due to development efforts for software and hardware enhancements to the Magnes 2500 WH, the construction of product engineering testing equipment, support of the epilepsy clinical testing program at two research clinics in the US, and ongoing development of the Magnes 3600 WH system. Further, the fiscal 1998 periods reflected reductions in project spending and research staff attributable to very limited cash resources.

Marketing, general and administrative expenses increased by $411,000 to $1,055,000 for the third quarter of fiscal 1999, a 64% increase versus the comparable period in fiscal 1998. For the first nine months of fiscal 1999, such expenses increased by $851,000 to $3,277,000, a 35% increase as compared to the same period last fiscal year. These increases are primarily attributable to increased marketing communication expenses, the addition of sales and customer service personnel and related sales activities, and increased consulting costs.

Interest income totaled $48,000 and $289,000 for the three and nine month periods ended June 30, 1999, respectively, as compared to $16,000 and $46,000 during the comparable periods in fiscal 1998. The increase is the result of investing excess cash generated from the August 1998 financing, described below in "Liquidity and Capital Resources".

Net loss in the third quarter of fiscal 1999 amounted to $2,278,000 compared to a net loss of $1,026,000 for the comparable period in the prior fiscal year. Net loss for the nine months ended June 30, 1999 was $4,903,000 as compared to $2,908,000, for the comparable period last fiscal year. The increased net loss for these periods was primarily due to the increase in research and development costs and increased marketing and general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company has working capital of $5,687,000. At September 30, 1998, the Company's working capital was $11,138,000. Cash and cash equivalents and short-term investments decreased $6,882,000 to $5,482,000 at June 30, 1999 as compared to $12,364,000 at September 30, 1998. The decline in cash primarily reflects the use of working capital to fund operations and to purchase and construct capital equipment for use in the epilepsy clinical expansion program and research and development.

Capital equipment expenditures totaled $136,000 for the third quarter of fiscal 1999, compared with $3,000 for the same period in fiscal 1998. The increase was due primarily to additional construction related to a 2500 WH system for use in the epilepsy clinical testing program and the purchase of computer and other equipment to replace existing outdated equipment.

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

Based on its current operating plans, including anticipated product orders and resulting revenues and cash receipts, capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes systems will be achieved in order to realize its current operating plans. If these revenues are not achieved, the Company believes its existing capital resources as of June 30, 1999 will be sufficient to meet its obligations through calendar 1999 only. In either case, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

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

We are utilizing both internal and external resources to identify, correct or reprogram, and test our internal systems for Year 2000 compliance. We have determined that it is necessary to acquire new Year 2000 compliant computer hardware and software systems for our accounting, purchasing, production control and inventory management systems. Also, our security system and portions of our telephone system have been upgraded.

We are currently seeking to ensure that the software and operating systems included in our Magnes systems are Year 2000 compliant. Our current testing has indicated that earlier models of our products purchased from us used computer hardware and software that requires modification or replacement. We are developing a new version of our software that when combined with a new computer and operating system should be Year 2000 compliant; we have made this solution available to our customers that have earlier models and have distributed it to many of them at a price of $35,000. Our current Magnes 2500 WH product has been tested and customer systems in the field should not require modification.

We are also in the process of requesting information and assurances from our major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, we will identify contingency plans such as the use of alternate vendors or manual systems.

Current estimates of total costs of Year 2000 compliance amount to approximately $350,000, including internal and external hardware, software and labor costs for systems implementation and testing. Installation, replacement and updating of these systems is currently in process. It is estimated that installation, replacement, updating and testing will be ongoing through September 1999 and completed by December 1999.

If our systems are not made compliant by year-end it could significantly and adversely affect our sales. Year 2000 issues could cause potential customers to reevaluate their current needs and consider deferring purchase of our Magnes systems or decide to purchase from a competitor. Additionally, we could have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not made Year 2000 compliant. Any of the foregoing could result in a material adverse effect on our business, financial position and results of operations.

RISKS AND UNCERTAINTIES

This quarterly report may contain forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, such as those more fully described in this "Risks and Uncertainties" section and elsewhere in this report. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

Our financial position reflects that we have been principally focused on research and development, with only low volume sales to medical research institutions. For the first nine months of fiscal 1999, our net loss was $4,903,000 and we had negative cash flows from operations of $6,127,000.

At June 30, 1999, our accumulated deficit was $95,726,000 with working capital of $5,687,000. Our cash and investments balance at June 30, 1999 was $5,482,000. This balance reflects the sale during August 1998 of 30,000,000 shares of common stock for proceeds of $15,000,000, and the sale of two 2500 WH systems and the sale of one Magnes I system, less usage of cash from ongoing operations.

We anticipate that in fiscal 1999 we will incur a net loss from operations, and cash usage will substantially exceed that projected to be received from product sales.

IF WE ARE UNABLE TO SATISFY CUSTOMER PERFORMANCE REQUIREMENTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

Our success may be limited by our ability to complete, in a timely fashion, product developments and enhancements to satisfy customer requirements for our systems.

IF WE ARE UNABLE TO DEVELOP ADDITIONAL PRODUCTS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS WILL BE ADVERSELY IMPACTED.

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

IF WE ARE UNABLE TO IDENTIFY ADDITIONAL CLINICAL APPLICATIONS FOR OUR MSI SYSTEMS, THERE WILL BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS

Currently, there are only a few established diagnostic uses for MSI systems that the medical industry is aware of. Although we have started our own clinical research and testing to identify new, large application areas, we cannot assure you that a commercial market will develop for multiple uses of our products.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR MSI PROCEDURES BY THIRD PARTY PAYORS, SALES WILL SUFFER.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of June 30, 1999, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position will be materially adversely affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

IF DISCOVERIES OR DEVELOPMENTS OF NEW TECHNOLOGIES OCCUR, OUR PRODUCTS AND TECHNOLOGY MAY BECOME OBSOLETE.

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

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

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

IF NEW GOVERNMENT LEGISLATION IS ENACTED OR UNFAVORABLE MEDICAL INDUSTRY TRENDS ARISE, WE MAY BE UNABLE TO SELL OUR PRODUCTS AND OUR REVENUES WILL SUFFER.

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

IF FOREIGN CURRENCY EXCHANGE RATES FLUCTUATE, OUR RETURN ON SALES IN U.S. DOLLARS MAY SUFFER.

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

IF WE EXPERIENCE ANY PROBLEMS WITH YEAR 2000 COMPLIANCE, OUR OPERATIONS AND SALES OF OUR PRODUCTS MAY BE INTERRUPTED.

If our systems are not made compliant by year-end it could significantly and adversely affect our sales. Year 2000 issues could cause potential customers to reevaluate their current needs and consider deferring purchase of our Magnes systems or decide to purchase from a competitor. Additionally, we could have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not made Year 2000 compliant. Any of the foregoing could result in a material adverse effect on our business, financial position and results of operations.

For additional information regarding the status of our Year 2000 issues, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000 Assessment".

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


              None.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.   OTHER INFORMATION

              None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

            a)  EXHIBIT NO.                   DESCRIPTION

                  3.1(1)                      Certificate of Amendment to
                                              Fourth Restated Articles of
                                              Incorporation

                  3.2(1)                      Fourth Restated Articles of
                                              Incorporation, as amended

                  3.3(1)                      Restated Bylaws

                 27                           Financial Data Schedule

            b)  Reports on  Form 8-K          None

(1) These exhibits were previously filed as part of, and hereby incorporated by reference to, the same numbered exhibits to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMAGNETIC TECHNOLOGIES, INC.


     August 10, 1999         /s/ D. SCOTT BUCHANAN
     -------------------     ------------------------------------------
     Date                    D. Scott Buchanan
                             President and Chief Executive Officer


     August 10, 1999         /s/ ARON P. STERN
     -------------------     ------------------------------------------
     Date                    Aron P. Stern
                             Vice President of Finance,
                             Chief Financial Officer
                             Secretary
                             Principal Financial and Accounting Officer