Form 10-K
period 1999-09-30
BIOMAGNETIC TECHNOLOGIES INC
filed 1999-12-23
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC, 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended      SEPTEMBER 30, 1999
                         -------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission File Number               1-10285
                      ----------------------------------------------------------

                         BIOMAGNETIC TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                    CALIFORNIA                                                     95-2647755
----------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification Number)

   9727 PACIFIC HEIGHTS BOULEVARD, SAN DIEGO, CALIFORNIA                           92121-3719
----------------------------------------------------------------------------------------------------------------------
          (Address of principal executive offices)                                 (zip code)

Registrant's telephone number, including area code                               (858) 453-6300
                                                  --------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO PAR VALUE PER SHARE
                                                             ------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 20, 1999 was $4,059,000, based on the closing price on that date on the Nasdaq Over the Counter Bulletin Board. Shares of Common Stock held by each officer, director, and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, no par value, as of December 20, 1999 was 83,367,112 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Proxy Statement and Notice of Annual Meeting, to be filed not later than 120 days after September 30, 1999 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report where indicated.

2. Certain Exhibits filed with the Registrant's prior registration statements and reports are incorporated herein by reference into Part IV of this report.

                         BIOMAGNETIC TECHNOLOGIES, INC.

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                      INDEX



                                                                            PAGE

PART I

Item  1.   Business.........................................................  1
Item  2.   Properties....................................................... 17
Item  3.   Legal Proceedings................................................ 17
Item  4.   Submission of Matters to a Vote of Security Holders.............. 17


PART II

Item  5.   Market for Registrant's Common Stock and Related Shareholder
             Matters........................................................ 18
Item  6.   Selected Financial Data.......................................... 18
Item  7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................... 19
Item  7A.  Quantitative and Qualitative Disclosure About Market Risk........ 23
Item  8.   Financial Statements and Supplementary Data...................... 24
Item  9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 24


PART III

Item 10.   Directors and Executive Officers of the Registrant............... 24
Item 11.   Executive Compensation........................................... 24
Item 12.   Security Ownership of Certain Beneficial Owners and Management... 24
Item 13.   Certain Relationships and Related Transactions................... 24


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 25
             Signatures .................................................... 29

                                     PART I

ITEM 1.       BUSINESS.

This Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from any forward-looking statements and from past performance as a result of such risks and uncertainties. See the "Factors That May Affect Future Results" section of this Annual Report.

COMPANY OVERVIEW

Biomagnetic Technologies, Inc., a California corporation, (the "Company", "BTi", "we", "us" and "our") was established in 1970 to produce specialized instruments for ultra-sensitive magnetic field and low temperature measurements. These products were supplied to physicists for basic research. The Company has been developing its core magnetic sensing technologies since the early 1970s and has incorporated these technologies into its Magnetic Source Imaging ("MSI") systems. Since 1984, the primary business of the Company has been the development of MSI systems that locate and measure magnetic fields generated by the human body, and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. These measurements provide useful information about the normal and abnormal functioning of the brain, heart, spine and other organs. Currently, the Company is focusing its efforts on MSI applications for the brain.

MSI systems use advanced superconducting technology to non-invasively detect and characterize naturally occuring magnetic fields that are one billion times smaller than the earth's magnetic field. This capability can be utilized to measure the typically very rapid changes in these magnetic fields, such as from the brain, effectively in real-time - i.e. thousands of times a second. The Company has successfully identified the commercial usefulness of this technology in the evaluation and planning for surgical treatment of epilepsy, and the identification of important functional areas of the brain, e.g. motor and language-related cortex, that can be at risk during neurological surgery for tumors and other brain lesions. The Company is continuing to investigate the commercial value of the technology for the diagnosis of other disorders of the brain, such as stroke, mild head trauma, schizophrenia, depression and other neuropsychiatric disorders, as well as for problems of the heart, spine, and gastrointestinal system. To date, the Company, its competitors and clinical researchers have identified a limited number of clinically validated diagnostic applications for MSI systems.

MSI differs significantly from other anatomical and functional imaging methods. Traditional medical imaging technologies such as X-ray, magnetic resonance imaging (MRI) and computed tomography (CT) provide valuable anatomical detail, but no direct functional information. Functional imaging methods such as electroencephalography (EEG), positron emission tomography (PET), single proton emission tomography (SPECT) and functional MRI (fMRI) have limited spatial or temporal resolution, or require invasive procedures, such as the injection of radioactive isotopes or surgical placement of electrodes into the brain, to locate normally or abnormally functioning areas of the brain. The Company believes that MSI is the only method that can noninvasively characterize the normal and abnormal function of the brain with the high temporal and spatial resolution necessary to be clinically useful in a wide range of applications. The Company's MSI system, when used in conjunction with CT and MRI images, provides the clinician with information that links anatomy with function to provide a more complete picture of the patient's condition without the use of radioactive isotopes or costly invasive procedures.

PRODUCT AND MARKET DEVELOPMENT

In the mid-1980s, BTi determined that the market for the use of MSI systems in the diagnosis of neurological and neuropsychiatric disorders was potentially very large. In the late `80s and early 90s, we released the first clinically-useful MSI systems, the Magnes I and Magnes II systems. In 1996 we released the Magnes 2500 WH system, our first "whole head" instrument designed for evaluating brain function. This versatile product is appropriate for both clinical and basic research applications. Subsequently we released the Magnes 1300 C, a system for clinical research in the diagnosis of cardiac and other organ diseases. Since then, the Company has developed the advanced Magnes 3600 WH for basic research in neurological and neuropsychiatric disorders.

As part of its market development strategy, the Company has targeted as near-term clinical applications for MSI the evaluation of patients with epilepsy who are surgical candidates and pre-surgical functional mapping ("PSFM") of patients who are candidates for surgery that would endanger important functional areas of the brain. MSI systems are being used to assist physicians specializing in epilepsy to evaluate and surgically treat drug-resistant epileptic patients by helping to locate brain tissue that triggers such seizures. The systems are also being used for planning the surgical removal of brain tumors and vascular malformations in order to reduce the risk of neurological injury that might result in paralysis and expensive rehabilitation therapy.

In the United States alone there are over 100 tertiary care epilepsy centers that the Company has identified and believes could benefit from the use of MSI technology. The Company is currently directing its marketing and sales efforts towards these centers as potential customers for MSI systems in the U.S. These centers are typically affiliated with academic medical institutions with large neurosurgical programs that would also benefit from the PSFM application. In addition, the Company believes there is an equivalent number of epilepsy/PSFM centers with similar needs throughout the rest of the world.

To assist in the development of these market applications, we have in the past two years helped sponsor clinical research efforts to validate the effectiveness of MSI as a diagnostic tool at Henry Ford Hospital in Detroit, Michigan and at Hermann Hospital in Houston, Texas.

The Company has been seeking to obtain reimbursement for MSI procedures from insurers and health care providers. Since the initial third party reimbursement was received in September 1993, more than 200 insurance companies and other health care providers have approved reimbursement for certain MSI procedures performed with the Company's Magnes MSI systems. Expanding this reimbursement acceptance will be a priority for the Company over the next fiscal year. The Company will work with leading institutions in the treatment of epilepsy to establish the efficacy of MSI in the surgical evaluation of epilepsy patients as well as in PSFM. There can be no guarantee regarding the outcomes of these efforts.

CURRENT MEDICAL IMAGING TECHNOLOGY

Many debilitating or life threatening disorders of the body, such as stroke, seizures, dementia, movement disorders, mental illness, cardiac arrhythmias and gastrointestinal disorders involve a disruption of function. Because electrical activity plays a critical role in many functions of the body, such activity is frequently monitored as a means to diagnose functional disorders. The electrocardiogram ("ECG") and EEG are recordings of electrical activity of the heart and brain used to obtain information about heart and brain functions, respectively. Electrical activity is also recorded to diagnose functional disorders of skeletal muscles, the spine and peripheral nerves.

In the diagnosis and treatment of certain disorders, knowledge of the specific location of the malfunctioning tissue is a key factor. Numerous medical imaging technologies have been developed in response to this need. These include imaging technologies oriented toward organ structure and anatomy, such as CT and MRI, and imaging technologies oriented toward function, such as PET, SPECT and fMRI.

CT and MRI produce anatomical images showing cross-sectional slices of various parts of the body. These anatomical imaging methods help in locating structural malformations and assessing physical organ damage. Their applications are limited, however, in that many functional disorders have no corresponding structural abnormality or there may be multiple structural problems that make the identification of the problematic location difficult.

Other imaging technologies have been developed specifically to show the location of certain functional areas. PET and SPECT produce cross-sectional pictures showing the location where certain radioactively labeled substances have accumulated after having been injected into the body. Two measures of cell function, relative levels of metabolic activity and regional blood flow, are determined by measuring the amount of radiation emitted by different tissues after administration of the appropriate radioactive tags by the physician.

The technique of fMRI is used to create images related to localized changes in blood flow and oxygenation in the brain. While fMRI has an advantage compared with PET and SPECT in that it does not involve injecting radioactive substances into the body, fMRI, PET and SPECT all have a relatively long physiological response time of one to five seconds, which prevents observation of rapidly changing activities. However, much of the valuable diagnostic information observed in electrical activity in the body occurs in intervals much less than one second, typically milliseconds, and is spontaneous in nature. Because of this technical deficiency, critical information about the sequence of activity, which is essential for understanding functional disorders such as epilepsy, is unavailable from these technologies.

Conventional ECG and EEG have a faster response time than fMRI, PET and SPECT, and provide critical information about the sequence of electrical activity, but, in many cases, lack the ability to locate the source of such activity with sufficient accuracy to guide therapy. Locational accuracy is lost because the electrical activity is distorted as it passes through body tissues between the electrical source in the brain or heart and recording electrodes on the body surface. For this reason, electrodes are often surgically implanted into the brain in an attempt to obtain accurate localization of functional abnormalities prior to surgery. In another case catheters may be surgically inserted into the heart prior to ablation procedures. These procedures are invasive, generate patient discomfort, are very costly and involve potentially serious risk of infection and tissue damage.

MSI TECHNOLOGY

MSI is based on fundamental properties of electro-magnetism. Electrical currents by their nature produce magnetic fields that are perpendicular to flow of current; these fields can in turn be detected by our technology. An MSI instrument detects the magnetic fields produced by intracellular electrical activity which, as discussed above, is associated with many of the body's most critical functions. Unlike electrical potentials generated by the body, which EEG and ECG are based upon, the corresponding magnetic fields are physically able to pass through surrounding body tissue undistorted and without obscuring the location of the source. MSI can noninvasively provide information about the location of the origin of normal and abnormal functional activity, by measuring and analyzing these magnetic fields. MSI can do this with a combination of millimeter spatial resolution and millisecond time resolution that has not been previously available without the use of surgically implanted electrodes, introducing radioactive or other tracer substances into the body or the use of other costly, invasive procedures.

THE MAGNES MSI SYSTEMS

The Company's MSI systems - the whole-head Magnes 2500 WH and the 3600 WH systems, and the Magnes 1300 C that is designed for the rest of the body - are systems consisting of superconducting detection coils and amplifiers called Superconducting Quantum Interference Devices ("SQUIDs"). Integrated with each system is a patient support chair/bed and patient monitoring systems isolated from environmental magnetic fields within a Magnetically Shielded Room ("MSR"), and a control console, electronic components, stimulus generating devices for PSFM and analysis workstations in a surrounding suite. These systems, as well as the older Magnes I and Magnes II systems, have been used in both neurological and cardiac applications and incorporate a number of unique technologies (which are discussed later under the caption "Patents, Know-How and Proprietary Rights").

The Magnes 2500 WH system employs a total of 148 magnetic detectors incorporated into a sensor with a helmet shaped recess that is placed over the patient's head. Such a system is designed for neurological applications. This design allows simultaneous examination of the entire brain and is designed for evaluating both ambulatory and critically ill patients in seated or fully reclined positions.

The Magnes 1300 C system employs 67 magnetic detectors installed in a sensor with a shallow concave lower surface designed to fit the human chest, abdomen or lower back.

The Magnes 3600 WH, currently in final development, is almost identical to the 2500 WH except 248 magnetic detectors are incorporated within it. The most recent software enhancements and hardware electronics developed for the 3600 WH are backward-compatible with the 2500 WH.

MEDICAL APPLICATIONS

The Company believes its Magnes systems have commercial potential in the diagnosis and treatment of a variety of neurological and other disorders. However, as a developing diagnostic technology, MSI technology faces several economic hurdles to commercial success. Sufficient numbers of diagnostic applications capable of generating cost savings or improved patient care as compared to competitive techniques need to be available in order for large numbers of hospitals and clinics to consider purchasing Magnes systems. Reimbursements for MSI procedures must be obtained from third party payors and evidence of routine approvals of reimbursements for clinical MSI procedures by third party payors must be available.

Currently, the Company believes there are two medically accepted applications for its Magnes systems, planning of surgical treatment for epilepsy and presurgical functional mapping of the brain. To date, reimbursements from more than 200 insurance companies have been obtained for both procedures on a case-by-case basis. However, the expected volume of such procedures at many hospitals under current standard treatment practices may not provide sufficient operating revenue to completely offset the investment and operating cost of a Magnes system.

Significant clinical research needs to be conducted before MSI systems can be deemed appropriate for the other applications described below. The Company has been primarily focused on establishing the clinical and functional efficacy of MSI applications for epilepsy and functional mapping. The Company is pursuing programs to increase awareness of MSI technology in its target markets of neurosurgeons, electrophysiologists, neurologists, psychologists, and epileptologists. There can be no assurance that the Company's systems will be accepted for commercial use in any of the areas mentioned in the foreseeable future.

PRESURGICAL FUNCTIONAL MAPPING

The Company believes that approximately 100,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of functional regions of the brain vary among healthy individuals and even more widely among patients with large brain lesions, and the locations can not be reliably determined solely from anatomical imaging such as MRI. However, by relating information about the primary sensory function areas provided by the Company's MSI systems to MRI-generated anatomical images, a functional map of the brain can be obtained and presented on a screen or recorded on film. Images thus produced with the Company's MSI systems allow the surgeon to reliably estimate the risk of damage to the identified functional areas that might arise from the surgery itself. These images also help the surgeon to select the best surgical approach, such as where to open the skull, and from which direction to access the targeted area to minimize the surgical risk.

Using the Company's MSI systems, reliable and practical methods of providing a functional map of the brain have been developed and verified. The functional areas of the brain that can be localized by MSI include, somatosensory cortex, motor cortex, visual cortex, auditory cortex and language-related cortex. These results have been reported in a number of peer-reviewed medical journals.

EPILEPSY SURGERY

There are approximately 1.2 million people in the United States with recurrent epileptic seizures, and approximately 150,000 new cases emerge each year. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. It is estimated that there are at least 300,000 people in the United States who could benefit from surgical intervention, although, in 1993 only about 2,500 such procedures were performed. While there has been no subsequent reliable data published, the Company believes, based on its discussions with practitioners in the field, the rate of surgical interventions has steadily increased and will continue to do so in the near future.

Over the past decade, a number of research studies have demonstrated that MSI can noninvasively locate brain tissue suspected of triggering epileptic seizures. It is this tissue which is the target of epilepsy surgery. In the absence of a noninvasive method, it is often necessary to implant an array of electrodes directly on or into the brain to locate this tissue. The invasive evaluation approach requires lengthy hospitalization in facilities that are equipped for long-term intensive monitoring of patients, 24 hour nursing care and participation of a highly trained team of specialists. To date, the cost and relative scarcity of appropriate facilities for this long-term monitoring procedure severely limit the number of patients who can benefit from a surgical approach to epilepsy treatment.

Recent medical literature shows that the information provided by MSI could, in many cases, improve or even help avoid invasive evaluation procedures. The Company believes the necessary information can be obtained with its MSI systems in a clinically acceptable time frame, and at a cost that will allow for routine use in evaluating patients for epilepsy surgery. The Company is currently working with two epilepsy centers in the U.S. to look at the effectiveness of MSI in epilepsy in a prospective clinical trial.

OTHER NEUROLOGICAL APPLICATIONS

Other applications areas in which MSI may have clinical value include ischemic disease and stroke, mild brain trauma and Alzheimer's disease.

Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. The total direct cost to the U.S. health care system for treatment and rehabilitation of stroke exceeds $28 billion per year. MSI may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. As an indicator of neurological function, MSI may be useful to monitor rehabilitation and treatment of stroke patients.

It is estimated that approximately 400,000 people experience mild brain trauma each year in the U.S., of which approximately 300,000 seek medical attention. In mild brain trauma, significant structural changes are rarely seen, and functional EEG changes are typically mild and diffuse. MSI may be more sensitive than EEG and MRI in identifying brain dysfunction in such patients and correlate well with symptomatic recovery.

Alzheimer's disease affects an estimated 4,000,000 million people in the U.S. Current diagnostic technologies, PET, SPECT and EEG are not widely accepted as being valid diagnostic or prognostic indicators of the disease. Preliminary indications suggest that MSI may showed altered responses to sensory stimuli in Alzheimer's patients, thus providing a tool for diagnosis and treatment.

NEUROPSYCHIATRIC APPLICATIONS

Potential neuropsychiatric applications of MSI include schizophrenia and depression. Approximately 3,000,000 people (1 percent of the U.S. population) will develop schizophrenia during the course of their lives, and at any given time approximately 100,000 people are hospitalized in public institutions in the U.S. A number of studies indicate that MSI can detect differences in the brain activity in schizophrenics compared to normal subjects. The variety and robustness of the differences suggest that MSI may eventually provide an objective indicator of the disease and be useful for monitoring treatment. Likewise, depressive illness affects a large number of adults in the U.S., more that 19,000,000 people each year.

Preliminary studies suggest that MSI may provide an objective indicator of the disease and lead to more effective treatment.

APPLICATIONS TO LEARNING DISORDERS

Potential applications in learning disorders include dyslexia and autism. Dyslexia affects between 4 and 10 percent of the population throughout the world. PET and fMRI studies have indicated differences in metabolic activity in dyslexic adults compared to normal subjects, however direct evidence of abnormal neurological function in dyslexia is lacking. Recently, evidence has been presented from research groups in the U.S. and Europe that MSI may provide a sensitive and specific objective indicator of the reading disability in dyslexia. Autism is the third most common developmental disorder and affects nearly 400,000 people in the U.S. Recently, a subpopulation of children with autism has been identified that have normal early development, followed by an autistic regression and who show a distinct MSI pattern of brain activity. The preliminary data suggest that identification of such patients by MSI may lead to therapeutic strategies that lead to significant improvement in language and autistic features.

APPLICATIONS IN THE BODY

Preliminary studies indicate that MSI could be beneficial in evaluating areas of the body outside the central nervous system. The various parts of the body that might be evaluated with MSI include the gastrointestinal tract (gastrointestinal ischemia), spinal cord function (lower back pain) and adult and fetal heart monitoring (cardiac arrythmias and fetal development).

SALES TO DATE; CLINICAL COLLABORATIONS

The Company's primary near term objective is to cooperate with researchers and physicians at key medical centers to accelerate the development, use and commercialization of its MSI systems. The use of the Company's MSI systems must continue to be validated by clinical researchers as an effective tool for mainstream clinical applications in order to establish a commercial market. Accordingly, the early clinical research sales and collaborations with clinical sites are strategically important to the Company's overall market development plan.

As of December 1999, the Company has installed 24 Magnes systems. Eleven sites located in the United States, Germany, Japan and France operate the Company's 148-channel Magnes 2500 WH system. Eleven sites located in the United States, Germany, France, Austria and Japan operate the Company's 37-channel Magnes I and 74-channel Magnes II systems, and in Germany and Japan, two sites operate a Magnes 1300 C system.

Of these sites, neurological clinical research is conducted at twenty-two (22) sites and non-neurological research at two sites worldwide. Table 1 lists the various sites. The Company provides technical support to all of these sites. While the sites listed in Table 1 below do not all have formalized clinical applications development agreements with BTi, the Company benefits from the extensive research conducted at these sites through the clinical results disseminated to the medical community and from potential future applications that may be developed. To date, the findings of BTi and its collaborators have been presented in more than 200 published papers.

TABLE 1
SYSTEM INSTALLED             NAME OF INSTITUTION                     LOCATION
--------------------------------------------------------------------------------
Magnes I           University of Colorado                          United States
Magnes II          University of California, San Francisco         United States
Magnes II          University of Wisconsin                         United States
Magnes 2500 WH     The Scripps Clinic & Research Foundation        United States
Magnes 2500 WH     New York University Medical Center              United States
Magnes 2500 WH     University of Texas, Houston                    United States
Magnes I           Kyushu University Hospital                      Japan
Magnes II          National Institute for Physiological Sciences   Japan



TABLE 1
SYSTEM INSTALLED             NAME OF INSTITUTION                     LOCATION
--------------------------------------------------------------------------------
Magnes II           National Epilepsy Center                        Japan
Magnes II           National Chubu Hospital                         Japan
Magnes 2500 WH      Communications Research Laboratory              Japan
Magnes 2500 WH      Okayama Rehabilitation Center                   Japan
Magnes 2500 WH      Tokyo Medical and Dental University             Japan
Magnes 1300 C       Okayama Rehabilitation Center                   Japan
Magnes I            University of Munster                           Germany
Magnes II           University of Erlangen                          Germany
Magnes 2500 WH      Institute of Medicine-KFA Julich                Germany
Magnes 2500 WH      University of Magdeburg                         Germany
Magnes 2500 WH      Max Planck Institute, Leipzig                   Germany
Magnes 2500 WH      University of Konstantz                         Germany
Magnes 1300 C       University of Bochum                            Germany
Magnes I            University of Rennes                            France
Magnes 2500 WH      FORENAP Institute for Research in
                    Neuroscience and Psychiatry                     France
Magnes I            University of Vienna General Hospital           Austria


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

The basic research market consists of scientists working in university and government laboratories to discover new information about organ function and to make fundamental advances in their scientific fields. Patient treatment is not their principal concern. Equipment used by these scientists is generally purchased with funds provided by government and private research grants. The basic research market has been to date, and continues to represent, the majority of the Company's sales.

The clinical research market consists primarily of university medical centers where the majority of clinical applications development work for new medical technologies and procedures is normally conducted. Because of their size, buying power, prestige, and early involvement in assessing and using new medical technologies, university medical centers continue to be the primary focus of the Company's near-term marketing plans. The Company has identified more than 150 key members of this group in the U.S., Europe and Asia that are centers of excellence in neurosurgery, neurology neurophysiology, neuroradiology and psychiatry.

The potential commercial clinical market for MSI systems, if applications for various neurological diseases in addition to epilepsy could be developed, includes hospitals and clinics that could use the MSI systems in routine diagnosis and therapeutic monitoring of patients. The primary commercial clinical market in the United States consists of approximately 450 major medical centers each with 500 or more beds and approximately 780 hospitals each with between 300 and 500 beds. In addition, independent imaging centers in major metropolitan areas have often been among the first buyers of new imaging technologies, and the Company believes this pattern may be applicable for its MSI systems. Of the top 25 neurology centers in the United States, 24 have significant and growing epilepsy centers. There are approximately 200 epilepsy surgery centers in the United States, Western Europe and Asia which could be candidates for the Company's MSI systems. Sales to the commercial clinical market are expected to develop when further regulatory approvals are obtained, adequate third-party reimbursement for MSI tests becomes routine, MSI procedure costs decline, and physician and decision makers in medical institutions conclude that MSI procedures are more beneficial and economical than existing diagnosis and treatment methods.

If the Company is unable to gain general market acceptance of its MSI systems, the Company's business, financial position and results of operations will be materially adversely affected.

The National Institute of Health (NIH) has estimated that there are approximately 90 million cases annually of neurological and mental illness disorders in the U.S. Each case represents a separate incident of such disorders and not necessarily separate patients. In most cases, diagnostic methods for these disorders remain inadequate. According to NIH estimates, the annual cost associated with these neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of neurological disorders, the indirect cost of income lost due to illness. The majority of these disorders are functional in nature and are a major cause of disability and death. In most cases, no noninvasive test exists to help physicians diagnose or effectively monitor the functional activity associated with these neurological and mental illness disorders. The Magnes systems are designed to address this need.

There is substantial medical evidence supporting the view that a significant percentage of mental illness disorders have a physiological origin that can be treated by pharmaceuticals or other methods. Currently there are few objective measures of these physiological problems, making diagnosis and treatment, including measuring the effectiveness of the treatement, problematic. MSI has demonstrated the ability to provide accurate spatio-temporal maps of neurophysiological function that might serve as an objective measure, improving the clinical process. The Company believes the Magnes systems could fulfill a major need of physicians dealing with mental disorders. Researchers are in the early stages of investigating MSI applications for mental illness such as schizophrenia and depression Other researchers are investigating learning and behavioral disorders, such as dyslexia and autism. As yet, no reliable estimates can be made of the number of patients in these categories who might be aided by information provided by the Magnes system. However, if the economic value of any one of these indications is demonstrated, a large and significant market could result.

MARKETING PROGRAMS

In order to promote sales in both the clinical applications development and commercial clinical markets, the Company's fundamental marketing strategy is to accelerate clinical applications development for the Magnes systems by collaborating with and promoting the work of a core group of influential medical centers engaged in applications development. The Company plans to continue implementation of this strategy by (i) encouraging physicians developing applications for the Company's Magnes systems to publish their results in professional journals, (ii) participating in key medical meetings to generate interest among targeted medical specialists, (iii) direct mailings to encourage communication between research groups working with the Magnes systems, (iv) site visits by key customers, and (v) public relations activities.

DISTRIBUTION

The Company has a small direct-sales organization with the specialized skills needed to sell the Company's MSI systems in the United States. The European and Asian markets are served, respectively, by the Company's branch office in Aachen, Germany and by the biomedical division of Sumitomo Metal Industries, LTD. ("SMI") in Japan. In March 1990, the Company entered into a distribution agreement granting SMI the exclusive rights to market, sell, distribute and service the Company's MSI products in certain regions of Asia and in Australia and New Zealand for an initial period of seven years. The agreement established a minimum number of units to be purchased by SMI during the period and granted to SMI a right of first refusal to negotiate a license to manufacture and sell the Company's MSI products in certain regions of Asia, Australia and New Zealand. This distribution agreement with SMI was extended for three (3) years on January 23, 1997 with the modification that SMI's distribution rights outside of Japan would be non-exclusive. This agreement will terminate in January 2000 and will not be extended or renewed.

The Company is currently evaluating other distribution possibilities, including additional representation in other areas of Asia, such as Korea and Taiwan. The lack of continued access to the Japanese market would have a material adverse effect on the Company.

REIMBURSEMENT

The Company's long-term commercial success in the United States is dependent upon obtaining routine approval of payments for clinical MSI procedures by third-party payors. The Health Care Financing Administration ("HCFA"), which is responsible for the administration of Medicare, and the American Medical Association that administers the use of "CPT" codes by most third-party payors, follow similar guidelines for determining whether a specific procedure or health care technology is "reasonable" and "necessary" and, therefore, reimbursable under Medicare or private insurance coverage. These guidelines generally include consideration of whether (i) the procedure or technology is more or less costly than an alternative already covered by insurance, (ii) the added benefit of the procedure or technology is significant enough to justify the expense, and (iii) the procedure or technology provides significant medical benefits not otherwise available from other procedures or technologies.

Substantial data is already available to support the use of MSI, and the Company's Magnes systems, for presurgical functional mapping and planning for epilepsy surgery. This includes a number of publications in peer-reviewed medical journals. The data have been successfully used by a number of medical centers to receive third-party reimbursement on a case-by-case basis. Since the first reimbursement was received in September 1993, more than 200 insurance companies and other healthcare providers have now approved reimbursement for these MSI procedures. Although initial results are encouraging and a number of third-party payors have approved reimbursement, there is no assurance that third party reimbursement will become widely accepted.

In Japan, a large number of hospitals are government funded and operated. These hospitals are paid by the Japanese Ministry of Health and Welfare ("JMHW") only for procedures that have been approved by a reimbursement board of the JMHW. The JMHW follows guidelines similar to those followed by third-party payors in the U.S. in determining whether the Japanese government will reimburse a new medical procedure. Once reimbursement for a procedure is approved by the JMHW, all hospitals, both public and private, are reimbursed for the procedure at the same reimbursement rate. Since the Company's Magnes I, Magnes II and Magnes 2500 WH systems received approval from the JMHW for sales in Japan as clinical devices, Japanese public and private hospitals may purchase the systems for clinical use on patients. Reimbursement is not yet available from the Japanese government or Japanese third-party payors, but private Japanese hospitals are allowed to charge individual patients privately for procedures with the Magnes systems. The Kyushu University Magnes I system and the National Epilepsy Center Magnes II system, in Shizuoka, have been designated as Highly Advanced Medical Technology Sites by the Japanese government. This designation is required for application to the JMHW for reimbursement.

In Europe, the current Magnes sites have concentrated primarily on research, and have not in the past pursued governmental or private approval for reimbursement of MSI procedures. However, several European sites are currently investigating mechanisms for obtaining reimbursement of MSI examinations. There is no assurance at this time that these efforts will be successful, nor is an accurate time frame known to the Company.

PRODUCT PRICES AND TERMS OF SALE

The current prices for the Company's MSI systems range from approximately $1.0-$2.5 million, depending upon system configuration. Standard terms of sale provide for payments of 40% of the purchase price upon placement of the order, 40% upon shipment and the remaining 20% when installation is completed and final acceptance is obtained from the customer. For European customers who receive their funding from governmental agencies, the Company is generally required to provide a bank guarantee for the amount of the deposit that is usually released upon shipment and/or acceptance by the customer. The time between placement of an order and installation typically ranges between six and twelve months. The Company also enters into special collaboration and sale arrangements with certain medical centers to promote clinical applications development.

INSTALLATION, SERVICE AND TRAINING

In the medical device market, the ability to provide comprehensive and timely service is a key competitive advantage and is important for establishing customer confidence. Installation and service for the Company's products in the United States and Europe is provided from its San Diego, California headquarters and from the Company's branch office in Aachen, Germany, both of which maintain customer service departments capable of performing sophisticated systems installation and equipment maintenance. SMI has its own service capabilities in Japan to service MSI systems sold in their distribution areas. A new distributor relationship in Japan, if arranged, may assume responsibility for providing such service; such distributor arrangements are fairly common in Japan.

Installation and a service agreement for the first year are included as part of the standard terms of sale in the United States and Europe. Thereafter, service and maintenance are available on a time and materials basis or pursuant to a yearly service agreement for an annual fee.

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

Additionally, there continues to be significant price competition from the Company's main competitors for the limited number of whole head systems purchased worldwide. This aggressive competition has and may continue to affect profit margins on sales of the Company's whole head system, the extent of which is not presently determinable.

Companies known to BTi to currently manufacture an integrated large-array MSI system are CTF Systems Inc., a Canadian company, Neuromag Oy, a Finnish company, Yokagawa Electric, a Japanese company, Shimadzu, a Japanese company and Daikin, a Japanese company. Neuromag Oy has received Food and Drug Administration ("FDA") clearance for marketing its latest Vectorview system as a clinical device in the United States. It is being marketed by Marconi Medical Systems, Inc. (formerly Picker International) in the United States and Europe, and by Elekta K.K. in Asia. An MSI system produced by CTF Systems, Inc. has been cleared for sale as a clinical device in Japan by the JMHW. Yokagawa Electric has installed one system in the United States and three systems in Japan. Shimadzu has installed one system in Japan and Daikin has installed one system in Japan. The Company's ability to compete successfully, particularly in the Japanese market, may be negatively affected by the emergence of Japanese based competitors providing similar equipment.

The Company's ability to compete successfully, particularly against any of its current or potential future competitors, many of which have significantly greater financial, manufacturing, distribution, and technical resources than the Company, will depend upon various factors, including BTi's ability to continue its technological and market development leadership role, and BTi's ability to raise necessary capital for further development and commercialization.

BACKLOG

As of September 30, 1999, the aggregate amount of revenue backlog from firm orders for Company products and services was approximately $2,788,000, of which the Company expects to fill approximately $2,392,000 before September 30, 2000. The revenue backlog is composed primarily of an order for a Magnes 3600 WH, a Magnes 1300 C cardiac system that has been shipped but not yet accepted by the customer, and deferred service revenues on systems accepted before September 30, 1999. The amount of cash backlog that remains out of the revenue backlog (revenue backlog less cash advances) is approximately $200,000. As sales of the Company's systems typically involve transactions of $1 million or more, backlog is expected to fluctuate significantly from year to year depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

RESEARCH AND DEVELOPMENT

The Company has funded its product research and development primarily through public and private sales of stock, and revenues from product sales. The Company substantially completed the design of its Magnes 2500 WH system in fiscal 1996 and decreased expenditures in fiscal 1997 and 1998 as part of the Company's restructuring and focus on developing a clinical market for the Company's Magnes 2500 WH system. In fiscal 1999, research and development expenditures increased due to development efforts for software and hardware enhancements for the Magnes 2500 WH, the construction of product development test equipment, support of the epilepsy clinical testing program at two research clinics in the United States, and ongoing development of the Magnes 3600 WH system.

New versions of operating software were released during fiscal 1999. For the Magnes I and Magnes II systems, software version 1.7 was released in August 1999. This update included Y2K compliance updates and Solaris 2 compatibility. It also brought many of the enhancements available in the newer systems to these older models. For the Magnes 2500 WH, software version 1.2.4 was released. This version provided substantial user interface upgrades, Y2K compliance updates and the inclusion of the STA/R analysis software for analysis of clinical data, and other analytical and database enhancements.

MANUFACTURING AND MATERIALS

The Company engineers and manufactures every major component of its Magnes systems, other than the host computer and its peripherals, the MSR which houses the sensor, and the sensor position indicator hardware used to determine how the sensor is oriented to the body. The Company is also currently purchasing its SQUID production requirements. However, through the Company's joint ownership of Magnesensors, Inc., the Company has the ability to fabricate SQUIDS from materials that become superconductive at liquid helium and liquid nitrogen temperatures should such a need arise.

Of the major components of the Magnes system not manufactured by the Company, the host computer and peripherals are widely available standard items. The other major purchased components are constructed in accordance with Company specifications that ensure compatibility with its MSI system. The MSRs for Magnes systems sold in the United States and Europe are currently supplied by two European manufacturers, and a third U.S.-based manufacturer has recently delivered its first MSR. The Company believes it has adequate alternate sources of supply for this major system component from these sources.

The Company believes its current manufacturing capacity is sufficient to satisfy present demand. In order to achieve its long-term objectives, however, the Company will be required to expand production capabilities, mainly through additional manufacturing personnel and by potentially subcontracting assembly of certain system components. There can be no assurance that the Company will be able to increase its level of output. The Company believes that its control over the development and manufacture of its MSI systems will enable it to modify its devices to address specific needs of anticipated clinical applications without significant dependence upon outside suppliers, manufacturers or providers of technology.

GOVERNMENTAL REGULATION; REGULATORY APROVALS

The Company is subject to various regulations of the FDA and California Health Services. In particular, the FDA and California Health Services have promulgated regulations to which the Company must adhere, including, but not limited to, minimum manufacturing standards, product operating effectiveness and functional safety of the Company's diagnostic products. The FDA regulates marketing of medical devices, requiring premarket clearance or premarket approval based upon review of information submitted by the Company relating to intended product use, labeling, safety and efficacy. The premarket clearance or approval processes are based upon risk class and degree of equivalence to devices already marketed that are proven to be safe and effective.

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

Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices are subject to general controls, including Quality System Regulations (QSR, formally known as Good Manufacturing Practice), and examples of such devices are tongue depressors and hot water bottles. Class II devices are subject to general performance standards not yet established by regulation. General controls of Class I devices presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Examples of Class II devices are the ECG and EEG instruments. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Safety and efficacy must be demonstrated and supported by clinical data submitted to the FDA for "premarket approval". Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a Section 510(k) premarket notification, and subsequent FDA clearance to market. The Magnes I and Magnes II systems have been determined under the 510(k) process to be substantially equivalent to BTi's prior Model 607 Neuromagnetometer and to EEG. The Magnes 2500 WH system has been found to be substantially equivalent to the Magnes II system. The Company's Magnes MSI systems are classified as Class II devices, and therefore are subject to the general controls of Class I devices and to performance standards that have not yet been defined for Class II devices.

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

The Magnes I system, Magnes II system and Magnes 2500 WH systems have all received JMHW approval.

The Company has received 510(k) premarket notification clearance from the FDA for its Magnes I, Magnes II and Magnes 2500 WH systems allowing the marketing of the Company's systems in the United States. In addition, the Company has received similar clearance for sale of these systems as a clinical device from the JMHW. In December 1999 BTi received 510(k) premarket notification clearance for its Magnes 3600 WH. The Company has not yet applied to the FDA or similar regulatory agencies to obtain clearance for sale of the Magnes 1300 C. There can be no assurance that such clearance will be obtained, if applied for (see Risk Factors).

PATENTS, KNOW-HOW AND PROPRIETARY RIGHTS

The Company relies on proprietary technology and seeks to maintain confidentiality of its trade secrets, unpatented proprietary know-how and other proprietary information, and seeks to obtain patent protection when appropriate. As of September 30, 1999, the Company held 43 patents in the United States of which thirteen (13) pertain to the Company's current whole head system. Ten (10) of the forty three (43) patents had counterpart patents issued in certain members of the European Patent Organization, in Canada and in Japan. As of September 30, 1999 the Company had filed one (1) U.S. patent applications that is in the patent prosecution process. The Company has also filed four (4) applications with the European Patent Organization for patent protection in Western Europe, eight (8) applications in Japan and two (2) in Canada. The Company anticipates that patents, if issued, will be issued (i) within two to 20 months with respect to the pending patent applications in the U.S., and (ii) within three years with respect to the pending patent applications in Western Europe. The Company has reserved its priority with respect to receiving patents on its applications in Japan, and may pursue those applications in due course.

The Company's patents protect several fundamental aspects of the technology used in its products. Patents have been issued with respect to superconducting devices, ultra-low-noise electronics circuits, biomagnetometer design, biomagnetic signal processing, magnetic shielding techniques, noise suppression methodologies, cryogenic apparatus construction techniques, and system design concepts. Patent applications have been filed with respect to a new process for fabrication of electronic devices using high-temperature superconducting materials, superconducting device designs, magnetic shielding technology, cryogenic refrigeration, ultra-low-noise electronic circuits, patient handling equipment and biomagnetic signal processing and data analysis. The Company currently is considering additional patent applications covering inventions already made in these and related fields of technology. BTi is not aware of any infringement by any of its products on patents issued to others. Rights to certain of the Company's patents associated with the application of so-called high temperature superconductors have been assigned to Magnesensors, Inc., partially owned by BTi, Quantum Magnetics and certain Officers of BTi.

Magnes-Registered Trademark- and Biomagnetic Technologies-TM- (with and without the design) and BTi-TM- are registered trademarks of the Company by registration with the State of California and by registration with the U.S. Patent and Trademark Office.

BTi has pioneered the development of technologies associated with MSI. Several core technologies that have been developed by and represent proprietary know-how to the Company include superconducting magnetic field detectors, magnetic noise reduction, data analysis and clinically useful temporal and overlay displays. Many of these techniques and technologies are patented. As a result, the Company believes it has established an industry leadership position in MSI.

HUMAN RESOURCES

As of December 20, 1999, the Company employed a total of 78 permanent full-time and part-time employees, nine of whom hold Ph.D. degrees, at its facilities in San Diego, California and in Aachen, Germany. None of the Company's employees are covered by a collective bargaining agreement and the

Company has experienced no work stoppages. The Company believes that its relationships with its employees has been good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. The Company's results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties" as well as described in this Annual Report. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report and in other documents the Company files from time to time with the Securities and Exchange Commission.

RISKS AND UNCERTAINTIES

To date, we have been engaged principally in research and development activities, and have made only low volume sales to medical research institutions. We are currently dependent on our Magnes 2500 WH system for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications testing needs to be conducted with the MSI system at major clinical research centers before a substantial commercial clinical market emerges. We are finalizing development of our Magnes 3600 WH system, which is targeted primarily for basic research markets, and must continue to depend upon sales to this market to meet our revenue goals for the very near-term. There can be no assurance that a substantial commercial market will develop for diagnostic or monitoring uses of our MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for our MSI systems will have a material adverse impact on our financial position, results of operations and cash flows.

WE ARE UNCERTAIN WITH RESPECT TO ADDITIONAL FUNDING AND MAY NOT BE ABLE TO MEET FUTURE CAPITAL NEEDS. AS A RESULT, THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO OPERATE AS A GOING CONCERN.

If we achieve the projections in our current business plan, we believe that we will be able to meet our business obligations through the second quarter of fiscal 2000. Even if we meet our operating plan projections, we will need to obtain additional financing in fiscal 2000 to fund operations. We may not find such financing on terms acceptable to us, if at all.

IF WE CONTINUE TO INCUR OPERATING LOSSES, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

Our financial position reflects that we have been principally focused on research and development with only low volume sales to medical research institutions. For example, our net losses in the last three years have been as follows:

-        $7,464,000 of losses in fiscal 1999,
-        $4,968,000 of losses in fiscal 1998, and
-        $5,242,000 of losses in fiscal 1997.

In the last three years, our negative cash flows from operations have been as follows:

-        $8,602,000 in fiscal 1999,
-        $5,520,000 in fiscal 1998, and
-        $2,032,000 in fiscal 1997.

At September 30, 1999, our accumulated deficit was $98,286,000 with working capital of $3,273,000. Our working capital at September 30, 1999 resulted primarily from the sale of 30,000,000 shares of common stock for proceeds of $15,000,000 during August 1998. We believe that cash projected to be generated from operations alone will not be sufficient to meet our capital and working capital requirements in fiscal 2000.

IF WE ARE UNABLE TO SATISFY CUSTOMER PERFORMANCE AND SERVICE REQUIREMENTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

Our success may be limited by our ability to satisfy customer performance requirements for our systems; as well as by our ability to complete, in a timely fashion, product developments and enhancements to satisfy customer requirements. In addition, if we or our distributors are not able to respond in a timely manner to service requirements, our competitiveness may be adversely impacted.

IF WE ARE UNABLE TO IDENTIFY ADDITIONAL CLINICAL APPLICATIONS FOR OUR MSI SYSTEMS, THERE WILL BE NO COMMERCIALLY VIABLE MARKETS FOR OUR PRODUCTS.

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

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR MSI PROCEDURES BY THIRD PARTY PAYORS, SALES WILL SUFFER.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of September 30, 1999, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

IF OUR PRODUCTS PRODUCE UNRELIABLE DIAGNOSTIC INFORMATION, IT MAY RESULT IN A LIABILITY, WHICH WOULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

Although our products are noninvasive and diagnostic in nature, treatment courses based on the information generated by our instruments may be unreliable or result in adverse effects. This possibility exposes us to the risk of product liability claims. While we carry product liability insurance, there is no assurance that such insurance will be adequate, will be available in the future at a level and cost that is appropriate, or available at all, or that a product liability claim would not adversely affect our business, prospects, financial condition or results of operation.

IF DISCOVERIES OR DEVELOPMENTS OF NEW TECHNOLOGIES OCCUR, OUR PRODUCTS AND TECHNOLOGY MAY BECOME OBSOLETE.

Our industry is characterized by rapid technological change, which may also impact our commercial success. Competitors may develop products using other technologies or may improve existing products. This competition may reduce the size of the potential market for our products or make them obsolete or non-competitive. Competitors may also develop new or different products using technology or imaging modalities that provide, or are perceived as providing, greater value than the Company's products. Our financial position and results of operations will be materially adversely affected if such competitive developments occur.

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Our industry is also characterized by ongoing significant price competition. Our competitors compete with us aggressively for the currently limited number of whole head systems being purchased worldwide. The future profitability of our systems may be negatively impacted by this aggressive competition.

IF NEW GOVERNMENT LEGISLATION IS ENACTED OR UNFAVORABLE MEDICAL INDUSTRY TRENDS ARISE, WE MAY BE UNABLE TO SELL OUR PRODUCTS AND OUR REVENUES WILL SUFFER.

We cannot predict what adverse effect, if any, future legislation or FDA regulations may have on the MSI market and our financial results. Medical industry cost containment trends may impose restrictions on sizeable third-party reimbursements for diagnostic procedures, limiting the market opportunity. Further, if Federal government agencies or any state legislature enacts legislation or guidelines relating to our business or the health care industry that create additional business hurdles, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected.

IF FOREIGN CURRENCY EXCHANGE RATES FLUCTUATE, OUR RETURN ON SALES IN U.S. DOLLARS MAY SUFFER.

A significant portion of our sales to date have been in foreign markets. Revenues from export sales represented 73% of our revenues of MSI systems for the year ended September 30, 1999 compared to 71% of similar revenues for the prior year. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at September 30, 1999 and 1998 we did not have any open forward exchange contracts, on occasion, we enter into forward exchange contracts to partially hedge ( or protect) against such foreign currency exchange risks. Nonetheless, these fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. These risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

THE COMPANY'S SUCCESS IS DEPENDENT UPON ITS ABILITY TO ATTRACT AND RETAIN QUALIFIED SCIENTIFIC AND MANAGEMENT PERSONNEL.

The loss of services of any one of our executive management or key scientific personnel would delay our ability to execute our business plans and reduce our ability to successfully develop and commercialize products, maintain good customer relationships and compete in the marketplace. We also face increasing difficulties in recruiting qualified personnel in the software and hardware design areas because of intense competition for such personnel in today's job market. There can be no assurance that the Company will be able to hire, train or retain such qualified personnel.

In addition, the loss of the services of the Chief Executive Officer, D. Scott Buchanan, would have a materially adverse effect on our prospects. Currently none of the executive officers of the Company have an employment agreement or contract with the Company; all are "at-will" and under no specified term arrangements.

OUR STOCK PRICE IS HIGHLY VOLATILE AND SUBJECT TO SWINGS BASED ON SALES AND OTHER MARKET CONDITIONS.

The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, BTi's relatively low trading volume increases the likelihood and severity of volume fluctuations which likely will result in a corresponding increase in the volatility of BTi's Common Stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, developments in the Company's relationships with collaborative partners, general market conditions and the timing of decisions by existing BTi stockholders to sell large positions of our Common Stock may have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock. (See "Item 5. Market for Registrant's Common Stock and Related Shareholder Matters".)

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

ITEM 2.       PROPERTIES.

The Company's executive offices and manufacturing facilities are located in a 55,000 square foot facility at 9727 Pacific Heights Boulevard, San Diego, California. All domestic operations of the Company are conducted from this facility, which was first occupied in December 1989. The Company leases this facility pursuant to a five-year lease agreement which expires in February 2003. Average monthly lease payments over the term of the lease approximate $62,000.

The Company's branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement expiring in December 1999. The Company is in the process of renewing this lease. Monthly lease payments are approximately $2,000. Sales and service for the Company's European operations are conducted from the German facility.

ITEM 3.       LEGAL PROCEEDINGS.

Neither the Company nor its German subsidiary are involved in any litigation which is expected to have a material adverse effect on the Company's business, consolidated financial position and results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS.

The Company's Common Stock, formerly traded on the Nasdaq National Market under the symbol "BTIX", was delisted as of March 10, 1997 for lack of then compliance with the net tangible assets requirement of $4 million dollars. The Company stock is currently trading on the Nasdaq Over the Counter Bulletin Board under the symbol "BMTI". The following table sets forth the range of high and low closing sales prices by quarter for the Company's Common Stock as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                  FISCAL YEAR 1999                HIGH                 LOW
                  ----------------                ----                 ---
                    1st Quarter                  $0.33                $0.15
                    2nd Quarter                  $0.30                $0.13
                    3rd Quarter                  $0.17                $0.25
                    4th Quarter                  $0.15                $0.24

                  FISCAL YEAR 1998                HIGH                 LOW
                  ----------------                ----                 ---
                    1st Quarter                  $1.50                $0.37
                    2nd Quarter                  $0.68                $0.38
                    3rd Quarter                  $0.42                $0.28
                    4th Quarter                  $0.64                $0.26

As of December 20, 1999, there were approximately 269 holders of record of the Company's Common Stock. The last reported closing price for the Company's Common Stock on the Nasdaq Over the Counter Bulletin Board on December 20, 1999 was $0.1875 per share.

The Company has never declared or paid dividends on its Common Stock. The Company does not anticipate declaring any dividends on its Common Stock in the foreseeable future and intends to retain earnings, if any, for the development of its business. There are no contractual obligations, preferences or restrictions related to the declaration or distribution of dividends.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to BTi's consolidated statements of operations for each of the three years in the period ended September 30, 1999 and with respect to the consolidated balance sheets at September 30, 1999 and 1998, are derived from the audited consolidated financial statements which are included elsewhere in this document. The statement of operations data for the years ended September 30, 1996 and 1995 and the balance sheet data at September 30, 1997, 1996 and 1995 are derived from audited consolidated financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Dollars are stated in thousands, except per-share amounts.

                                                                      YEARS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:                   1999            1998           1997           1996            1995
                                               ------          ------         ------         ------          ------
Total revenues                              $   3,254       $   2,839      $  10,592      $     733       $   8,981
Operating loss                                 (7,532)         (4,898)        (3,318)       (15,467)         (5,720)
Net loss                                       (7,464)         (4,968)        (5,242)       (15,566)         (6,673)
Basic and diluted net loss per share        $    (.09)      $    (.09)     $    (.11)     $    (.39)      $    (.27)


                                                                      YEARS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:                   1999            1998           1997           1996            1995
                                               ------          ------         ------         ------          ------
Shares used in computing basic
  and diluted net loss per share               83,367          56,430         45,790         39,950          24,783

                                                                            SEPTEMBER 30,
                                            -----------------------------------------------------------------------

BALANCE SHEET DATA:                             1999            1998           1997           1996            1995
                                               ------          ------         ------         ------          ------
Working capital (deficiency)                $   3,273       $  11,139      $  (2,284)     $    (785)      $  10,274
Total assets                                    8,870          17,343          6,002         16,250          20,124
Long term obligations                             359             216            219             48             493
Shareholders' equity (deficit)              $   4,106       $  11,569      $  (1,286)      $    854        $ 13,368

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this report.

OVERVIEW

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functioning of the brain, heart and other organs. The Company is focusing on the use of its technology for potential commercial market applications such as the diagnosis and planning for surgical treatment of epilepsy, and the functional mapping of areas of the brain at risk during surgery for tumors and other lesions. The Company is continuing to investigate the potential applications of its technology for problems of the heart, spine, and gastrointestinal system, as well as for disorders of the brain such as closed-head trauma, schizophrenia and other neuro-psychiatric disorders.

As of December 1999, twenty-four (24) Magnes systems are installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of September 30, 1999, the Company had shipped eleven Magnes 2500 WH systems and received eleven final acceptances from customers. In fiscal 1997 BTi commenced the development of the Magnes 3600 WH, initially for a Japanese customer. Final development is expected to be complete in fiscal 2000.

The current price of BTi's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A major portion of the Company's sales have been in foreign markets. The Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales, if made in the future. Although at September 30, 1999 and 1998, the Company did not have any open forward exchange contracts the Company may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

Since concentrating in 1984 on the development of its MSI systems, the Company's corporate strategy and commitment of resources have focused on long-term product applications and continued product development rather than near-term operating performance. The Company substantially completed the development of its Magnes 2500 WH system in fiscal 1996 and decreased expenditures in fiscal 1997 and 1998 as part of the Company's restructuring and focus on developing a market for sale of the Company's Magnes 2500 WH system. In fiscal 1999, research and development expenditures increased due to development efforts for software and hardware enhancements to the Magnes 2500 WH, the construction of product engineering testing equipment, support of the epilepsy clinical testing program at two research clinics in the United States, and ongoing development of the Magnes 3600 WH system.

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 1999. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of the acceptance of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

The consolidated financial statements and notes thereto which appear in Part II,
Item 8 should be read in conjunction with the following review:

FISCAL YEARS ENDED SEPTEMBER 30, 1999 AND 1998

Results of operations in fiscal 1999 declined as compared to fiscal 1998 primarily due to an increase of operating costs associated with research and development efforts and increased marketing expenditures.

Product revenues for fiscal 1999 totaled $2,677,000 as compared to $2,103,000 in fiscal 1998. Increased product revenues were the result of recognizing three final customer acceptances of systems in fiscal 1999 as compared to two final customer acceptances of systems in fiscal 1998.

Product costs totaled $2,440,000 in fiscal 1999 as compared to $1,935,000 in fiscal 1998. Product costs increased due to the sale of three systems in fiscal 1999 as compared to two systems in fiscal year 1998. Product costs as a percentage of product revenues amounted to 91% in fiscal 1999 as compared to 92% in fiscal 1998.

Service revenues for fiscal 1999 totaled $532,000 as compared to $498,000 in fiscal 1998. The increase of 7% is attributable to the sale of additional service contacts to our customers. Service costs for fiscal 1999 totaled $743,000 as compared to $810,000 in fiscal 1998. This decrease of 8% reflects lower warranty obligations.

Research and development expenses totaled $3,729,000 in fiscal 1999 compared to $1,756,000 in fiscal 1998, an increase of 112%. The increase in research and development costs were primarily due to the development efforts for software and hardware enhancements to the Magnes 2500 WH, the construction of product development testing equipment, support of the epilepsy clinical testing program at three research clinics in the United States, and ongoing development of the Magnes 3600 WH system.

Marketing and sales expenses amounted to $1,770,000 in fiscal 1999 as compared to $1,281,000 in fiscal 1998, an increase of 38%. This increase is primarily attributed to the increased marketing communication expenses, the addition of sales, marketing and customer service personnel and related sales activities.

General and administrative expenses totaled $2,063,000 in fiscal 1999, an increase of 20% from $1,721,000 in fiscal 1998. This increase was primarily due to costs incurred for a third party market research study and outside services including legal costs.

Interest income totaled $330,000 for fiscal 1999 as compared to $100,000 in fiscal 1998. This increase is the result of investing excess cash generated from the August 1998 financing, described below in "Liquidity and Capital Resources".

Loss on equity investment was $137,000 in fiscal 1999 as compared to $160,000 in fiscal 1998. The loss in fiscal 1999 represented BTi's proportionate share of Magnesensors' losses as compared to fiscal 1998 which included BTi's proportionate share of Magnesensors' losses totaling approximately $78,000 and a write-down of BTi's original investment in Magnesensors of approximately $82,000.

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

Loss on equity investment in fiscal 1998 represents the Company's portion of net losses incurred by Magnesensors, Inc. of approximately $78,000 and a write down of the Company's equity investment of approximately $82,000. Magnesensors, Inc. is 38% owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of $3,273,000. At September 30, 1998, the Company had working capital of $11,139,000. Cash, cash equivalents and short-term investments decreased $9,230,000 to $3,135,000 as compared to $12,365,000 at September 30, 1998. The decline in cash and investments primarily reflects the use of working capital to fund operations and to purchase and construct capital equipment for use in the epilepsy clinical expansion program and research and development.

Capital equipment expenditures totaled $838,000 in fiscal 1999, $95,000 in fiscal 1998 and $145,000 in fiscal 1997. The increase was due primarily to the construction of a 2500 WH system for use in the epilepsy clinical testing program and the purchase of computer and other equipment to replace existing outdated equipment. Capital equipment expenditures may increase in the next fiscal year due to potential placements of Magnes systems at sites that agree to share revenue on a fee for use basis. The Company may enter into capital equipment lease arrangements, if available, and under acceptable terms.

The Company anticipates that in fiscal 2000 operating and working capital requirements will substantially exceed cash projected to be generated by operations. Historically, the Company has raised capital resources from private placements of its common stock and debt offerings.

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

Based on its current operating plans, revenue expectations, capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of Magnes system sales in the current highly competitive market for the limited number of systems being purchased worldwide. Even if the Company meets its operating plan, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

On December 22, 1999, Biomagnetic Technologies, Inc. acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement by and between Marconi Medical Systems, Inc. ("Marconi") and BTi (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, BTi paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2.5 million and a maximum of $5 million in royalties to Marconi under a royalty agreement over the next eight years, and additional consideration of up to approximately $1.8 million dependent upon the occurence of certain future events.

The Company has obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by Shares of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. The loan matures June 22, 2000. Martin Egli, a Board member of BTi, also serves on the Board of Directors of AIG Private Bank Ltd. As a part of its ongoing financing strategies, the Company intends to raise additional capital for the purposes of repaying the loan and to continue to fund operations. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Similar to BTi, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy is located in Helsinki, Finland. BTi intends to continue the operations of Neuromag Oy as a subsidiary of BTi.

YEAR 2000 ASSESSMENT

Many currently installed computer systems and software products are coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept 4 digit entries to distinguish 21st century dates from the 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements.

The Company is using both internal and external resources as applicable, to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. The total cost of compliance and its effect on the Company's future results of operations was determined as part of the detailed conversion process. The Company determined that it was necessary to acquire new Year 2000 compliant hardware and software systems for its accounting, purchasing, production control and inventory management systems. Also, our security system and portions of our telephone system have been upgraded.

The Company is currently seeking to ensure that the software and operating systems included in its Magnes systems are Year 2000 compliant. BTi's current testing has indicated that earlier models of our products (Magnes I and Magnes II systems) purchased from the Company uses older computer hardware and software that requires modification or replacement. The Company has developed a new version 1.7 of its software that, when combined with a new computer and operating system, should be Year 2000 compliant; BTi has made this solution available to its affected customers. The Company's current Magnes 2500 WH product has been tested and customer systems in the field should not require modification.

The Company has also requested and received information and assurances from its major vendors, service providers and customers about their state of Year 2000 compliance and readiness. In the event that significant Year 2000 issues are identified with such parties, the Company will identify contingency plans such as the use of alternate vendors or manual systems.

As of September 30, 1999, the Company has spent approximately $350,000 in addressing Year 2000 compliance issues, including internal and external hardware, software and labor costs for systems implementation and testing. Installation, replacement, updating and testing of these systems both internally and for customers is currently in process. It is estimated that installation, replacement, updating and testing will be ongoing and completed by December 1999.

If the Company's systems are not made compliant by year-end it could significantly and adversely affect future sales. Year 2000 issues could cause potential customers to reevaluate their current needs and consider deferring purchase of our Magnes systems or decide to purchase from a competitor. BTi could also have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not made Year 2000 compliant. Any of the foregoing could result in a material adverse effect on the Company's business, prospects, financial position and results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements as of September 30, 1999 and 1998, and for each of the three years in the period ended September 30, 1999 and the report of independent public accountants are included in this report as listed in the index on page 25 of this report (Item 14 (a)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                    PART III



ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required for this item with respect to directors and executive officers is set forth in the sections entitled "Election of Directors", "Security Ownership of Management-Business Experience of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders the "Proxy Statement" to be filed with the Commission within 120 days of the Company's fiscal year end and delivered to shareholders in connection with the 2000 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1)   Financial Statements

                Report of Independent Public Accountants......................30

                Consolidated Balance Sheets at September 30, 1999 and 1998....31

                Consolidated Statements of Operations for the three years
                ended September 30, 1999......................................32

                Consolidated Statement of Shareholders' Equity (Deficit) for the
                three years ended September 30, 1999..........................33

                Consolidated Statements of Cash Flows for the three years
                ended September 30, 1999......................................34

                Notes to Consolidated Financial Statements....................35

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

          None.

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

Exhibit
  No.         Description of Document

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

 10.76 (12)   Form of Offshore Stock Subscription Agreements For August 1998
              Sale of Company Common Stock.

 10.77 (12)   Joint Venture Agreement with Magnesensors.

       23.1   Consent of Arthur Andersen LLP.

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

(11) These exhibits were previously filed as part of, and are hereby incorporated by reference, to the same numbered exhibits (except as otherwise indicated) in Fiscal 1997 Form 10-K

(12) These exhibits were previously filed as part of, and are hereby incorporated by reference, to the same numbered exhibits (except as otherwise indicated) in Fiscal 1998 Form 10-K

+      Management contract or compensatory plan or arrangement.


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



BIOMAGNETIC TECHNOLOGIES, INC.




By       /s/ D. Scott Buchanan                                 December 22, 1999
         --------------------------------------                -----------------
         D. Scott Buchanan                                     Date
         President, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/D. Scott Buchanan                                    December 22, 1999
       -----------------------------------------------         -----------------
       D. Scott Buchanan                                       Date
          President, Chief Executive Officer, Director



By     /s/Aron P. Stern                                        December 22, 1999
       -----------------------------------------------         -----------------
       Aron P. Stern                                           Date
       Vice President of Finance, Chief Financial Officer,
       Principal Accounting Officer, Corporate Secretary



By     /s/Enrique Maso                                         December 22, 1999
       -----------------------------------------------         -----------------
       Enrique Maso, Chairman of the Board                     Date



By     /s/Martin P. Egli                                       December 22, 1999
       -----------------------------------------------         -----------------
       Martin P. Egli, Director                                Date



By     /s/Galleon Graetz                                       December 22, 1999
       -----------------------------------------------         -----------------
       Galleon Graetz,  Director                               Date

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Biomagnetic Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Biomagnetic Technologies, Inc. (a California Corporation) and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biomagnetic Technologies, Inc. and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has historically reported net losses and negative cash flows from operations and has short-term liquidity concerns that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ARTHUR ANDERSEN LLP

San Diego, California
November  24, 1999 (except with respect to the matter discussed in Note 13, as to which the date is December 22, 1999)

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         BIOMAGNETIC TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30,
                                                                    1999                    1998
                                                             --------------------------------------------
  ASSETS
  Cash and cash equivalents                                   $         440,702       $       2,282,002
  Short-term investments                                              2,694,776              10,082,500
  Restricted cash                                                        54,496                 137,747
  Accounts receivable, less allowance for doubtful
   accounts of $410,420 in 1999 and $10,420 in 1998                     365,164                 932,161
  Inventories                                                         3,982,768               2,990,759
  Prepaid expenses and other current assets                             140,807                 271,095
                                                             -------------------     ------------------

          Total current assets                                        7,678,713              16,696,264
                                                             -------------------     ------------------

  Net property and equipment                                            870,036                 303,874
  Restricted cash                                                       165,655                 186,601
  Other assets                                                          155,797                 155,839
                                                             -------------------     ------------------

  TOTAL ASSETS                                                $       8,870,201       $      17,342,578
                                                             -------------------     ------------------
                                                             -------------------     ------------------

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable                                            $       1,313,827       $         782,664
  Accrued liabilities                                                   470,249                 747,978
  Accrued salaries and employee benefits                                429,492                 460,482
  Customer deposits                                                   1,714,100               2,909,100
  Deferred revenues                                                     317,570                 656,800
  Current portion of capital lease obligations                           23,256                       -
  Investment in Magnesensors                                            137,257                       -
                                                             ------------------      ------------------

           Total current liabilities                                  4,405,751               5,557,024
                                                             ------------------      ------------------

  Deferred revenues                                                     308,140                 216,183
  Capital lease obligations, net of current portion                      50,545                       -
                                                             ------------------      ------------------

           Total liabilities                                          4,764,436               5,773,207
                                                             -------------------     ------------------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY
  Common stock -- no par value; 200,000,000 shares
    authorized; 83,367,112 shares issued and
    outstanding in 1999 and 1998                                     99,391,882              99,391,882
  Additional paid-in capital                                          3,000,000               3,000,000
  Accumulated deficit                                               (98,286,117)            (90,822,511)
                                                             -------------------     -------------------

        Total shareholders' equity                                    4,105,765              11,569,371
                                                             -------------------     ------------------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $       8,870,201       $      17,342,578
                                                             -------------------     ------------------
                                                             -------------------     ------------------

                 See Notes to Consolidated Financial Statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Years Ended September 30,
                                                         1999                1998              1997
                                               -----------------------------------------------------------
REVENUES
   Products                                    $        2,676,786  $        2,102,967   $       10,130,727
   Product services                                       532,144             497,988              395,327
   Contract research                                       44,684             238,053               65,838
                                               ------------------  ------------------   ------------------
                                                        3,253,614           2,839,008           10,591,892
                                               ------------------  ------------------   ------------------

COST OF REVENUES
   Products                                             2,439,938           1,935,049            6,333,270
   Product services                                       742,609             809,599              466,763
   Contract research                                       41,221             233,860               64,771
                                               ------------------  ------------------   ------------------
                                                        3,223,768           2,978,508            6,864,804
                                               ------------------  ------------------   ------------------
GROSS MARGIN                                               29,846            (139,500)           3,727,088
                                               ------------------  -------------------  ------------------

OPERATING EXPENSES
   Research and development                             3,728,609           1,755,756            2,953,009
   Marketing and sales                                  1,769,997           1,281,428            1,902,157
   General and administrative                           2,063,119           1,721,032            2,189,878
                                               ------------------  ------------------   ------------------
                                                        7,561,725           4,758,216            7,045,044
                                               ------------------  ------------------   ------------------

OPERATING LOSS                                         (7,531,879)         (4,897,716)          (3,317,956)

   Interest expense                                       (10,579)            (72,129)          (2,339,439)
   Interest income                                        330,340              99,894              223,565
   Other income (expense), net                           (113,431)             63,115              193,064
   Loss on equity investment                             (137,257)           (160,000)                   -
                                               ------------------- -------------------  ------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (7,462,806)         (4,966,836)          (5,240,766)
   Provision for income taxes                                 800                 800                  800
                                               ------------------  ------------------   ------------------

NET LOSS                                       $       (7,463,606) $       (4,967,636)  $       (5,241,566)
                                               ------------------  ------------------   ------------------
                                               ------------------  ------------------   ------------------


BASIC AND DILUTED NET LOSS PER SHARE           $             (.09) $             (.09)  $             (.11)
                                               ------------------  ------------------   ------------------
                                               ------------------  ------------------   ------------------
   Weighted average number of
     common shares outstanding                         83,367,112          56,429,913           45,789,916
                                               ------------------  ------------------   ------------------
                                               ------------------  ------------------   ------------------

                 See Notes to Consolidated Financial Statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                              Additional
                                                   Common Stock             Paid-In Capital     Accumulated
                                              Shares            Amount                            Deficit            Total
                                       ------------------ ----------------- ---------------- ----------------- ----------------
BALANCE, SEPTEMBER 30, 1996                 39,974,222    $  78,467,197     $   3,000,000    $   (80,613,309)  $      853,888

   Exercise of stock options                    29,063           14,532                 -                  -           14,532
   Conversion of note payable
    to shareholder and related
    accrued interest to common
    stock                                    7,717,602        3,087,040                 -                  -        3,087,040
   Net loss                                          -                -                 -         (5,241,566)      (5,241,566)
                                       ---------------    -------------     -------------    ----------------      -----------

BALANCE, SEPTEMBER 30, 1997                 47,720,887       81,568,769         3,000,000        (85,854,875)      (1,286,106)

   Exercise of stock options                   146,225           73,113                 -                  -           73,113
   Conversion of note payable
    to shareholder, related
    accrued interest and
    accounts payable to common stock         3,914,000        1,957,000                 -                  -        1,957,000
   Sale of common stock                     31,586,000       15,793,000                 -                  -       15,793,000
   Net loss                                          -                -                 -         (4,967,636)      (4,967,636)
                                       ---------------    -------------     -------------    ----------------      -----------

BALANCE, SEPTEMBER 30, 1998                 83,367,112       99,391,882         3,000,000        (90,822,511)      11,569,371

   Net loss                                          -                -                 -         (7,463,606)      (7,463,606)
                                       ---------------    -------------     -------------    ----------------  ---------------

BALANCE, SEPTEMBER 30, 1999                 83,367,112    $  99,391,882     $   3,000,000    $   (98,286,117)  $    4,105,765
                                       ---------------    -------------     -------------    ----------------  ---------------
                                       ---------------    -------------     -------------    ----------------  ---------------

                 See Notes to Consolidated Financial Statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended September 30,
                                                                      1999                1998                 1997
                                                               ------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       $    (7,463,606)    $     (4,967,636)    $      (5,241,566)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Interest cost for conversion feature of note
      payable to shareholder                                                 -                    -             2,250,000
    Loss on disposition of assets                                            -               10,752                 9,401
    Depreciation and amortization                                      271,640              307,163               437,552
    Provision for doubtful accounts                                    400,000                    -                     -
    Changes in operating assets and liabilities:
       Restricted cash                                                104,197              367,853             5,892,354
       Accounts receivable                                            166,997             (533,707)             (381,723)
       Inventories                                                   (992,009)            (602,784)            3,239,540
       Prepaid expenses and other current assets                      130,288               (1,638)               68,335
       Other assets                                                        42              183,224               (60,249)
       Accounts payable                                               531,163             (339,328)           (1,291,925)
       Accrued liabilities                                           (277,729)            (148,034)             (875,193)
       Accrued salaries and employee benefits                         (30,990)             (51,361)             (348,312)
       Customer deposits                                           (1,195,000)             736,940            (7,036,166)
       Deferred revenue                                              (247,273)            (471,955)            1,344,938
       Other liabilities                                                    -               (9,489)              (38,581)
                                                               ---------------      ----------------    ------------------
Net cash used in operating activities                               (8,602,280)          (5,520,000)           (2,031,595)
                                                               ----------------    -----------------    ------------------

INVESTING ACTIVITIES
Loss on (Purchase of) investment in Magnesensors                       137,257              160,000               (80,000)
Change in short-term investments, net                                7,387,724          (10,082,500)              744,138
Payments on capital leases                                             (20,352)                   -                     -
Payments for property and equipment                                   (743,649)             (95,345)             (145,433)
                                                               ----------------    -----------------    ------------------
Net cash provided by (used in) investing activities                  6,760,980          (10,017,845)              518,705
                                                               ---------------     -----------------    -----------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       -           15,866,113                14,532
Payment of notes payable to shareholder                                      -           (2,000,000)                    -
Proceeds from notes payable to shareholder                                   -            2,725,000               975,000
                                                               ---------------     ----------------     -----------------
Net cash provided by financing activities                                    -           16,591,113               989,532
                                                               ---------------     ----------------     -----------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                 (1,841,300)           1,053,268              (523,358)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                 2,282,002            1,228,734             1,752,092

CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                 $       440,702     $      2,282,002     $       1,228,734
                                                               ---------------     ----------------     -----------------
                                                               ---------------     ----------------     -----------------

                 See Notes to Consolidated Financial Statements

                         BIOMAGNETIC TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


NOTE 1.     BUSINESS, RISKS AND UNCERTAINTIES

Biomagnetic Technologies, Inc. (the "Company"), founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems to medical institutions located in the United States, Europe and Japan. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of a broad range of medical disorders.

To date, the Company has been engaged principally in research and development activities, and has made only low volume sales to clinical research institutions. The Company is dependent on its current Magnes 2500 WH system as its principal product for which there are currently limited clinical applications. Additional clinical applications development needs to be conducted with the MSI system at major medical centers before the Company can begin to penetrate the commercial clinical market. There can be no assurance that a commercial market will develop for diagnostic or monitoring uses of the MSI system. A continued lack of clinical applications and commercial market for the Company's Magnes 2500 WH system would have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using the MSI system. To date, reimbursements from third party payors are on a case-by-case basis. As of September 30, 1999, there have been limited reimbursements from third party payors in the U.S. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. If widespread availability of reimbursements from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursements, or what effect such legislation may have on its financial position, results of operations and cash flows.

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

The Company incurred net losses of $7,464,000, $4,968,000, and $5,242,000 in fiscal 1999, 1998 and 1997, respectively. The Company had negative cash flows from operations of $8,602,000, $5,520,000, and $2,032,000 in fiscal 1999, 1998 and 1997, respectively. At September 30, 1999, the Company has an accumulated deficit of $98,286,000, net capital of $4,106,000 and working capital of $3,273,000. Management anticipates that capital and working capital requirements in fiscal 2000 will substantially exceed cash projected to be generated by operations. Historically, the Company has used proceeds from private placements of stock and debt offerings to fund its operating and capital requirements (see Notes 8, 10 and 13.)

Based on its current operating plans, revenue expectations, expected capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through the second quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of Magnes 2500 WH system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes systems will be achieved in order to realize the current operating plans. Even if the Company meets its operating plan, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all (see Note 13.)

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

SHORT-TERM INVESTMENTS

Management determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments as "available-for-sale". At September 30 1999, short-term investments are stated at cost which approximates market, and consist of commercial paper, maturing in October 1999. The Company had no realized gains or losses on short-term investments in fiscal 1999, 1998 and 1997.

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

Product service and contract research revenues are recognized as services are performed.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

SOFTWARE DEVELOPMENT COSTS

Costs relating to the development of software after technological feasibility is established are required to be capitalized. The Company has expensed all software development costs as incurred as technological feasibility is not reached until product testing is complete, which generally coincides with product release.

STOCK-BASED COMPENSATION ACCOUNTING

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has provided pro forma disclosures as if the fair value based method prescribed by SFAS No. 123 had been utilized.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed in accordance with SFAS No. 128 "Earnings Per Share," based upon the weighted average number of common shares outstanding. Common stock equivalents are anti-dilutive and are excluded from the computation of basic and diluted net loss per share.

FOREIGN CURRENCY REMEASUREMENT

The functional currency of the Company's foreign subsidiary is the U.S. dollar. The monetary assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date while nonmonetary items are translated at historical rates. Revenues and expenses are translated at average exchange rates for the period, except cost of sales and depreciation, which are translated at historical rates. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated operations. For the years ended September 30, 1999, 1998 and 1997, such gains (losses) totaled approximately $ 69,000, $79,000 and $(17,000), respectively.

RECENT AUTHORITATIVE PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires reporting certain information about operating segments in condensed financial statements of interim periods issued to shareholders. SFAS No. 131 was adopted during fiscal 1999. The adoption of this standard did not have a material effect on the Company's financial position or results of operations as it pertains to disclosure only.

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics to be used in determining when computer software is for internal use. The adoption of SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

In April 1998, the AcSEC issued AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement provides guidance on the financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and in June 1999 issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters beginning after June 15, 2000. As of September 30, 1999 and 1998, the Company had not entered into any derivative instrument arrangements.

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

                                             Years Ended September 30,
                              -----------------------------------------------------
                                     1999               1998              1997
                                     ----               ----              ----
Revenues
     United States            $      866,954     $     814,052      $     2,401,984
     Germany                         387,826           542,956            6,995,299
     France                           41,152         1,482,000                    -
     Japan                         1,957,682                 -            1,194,609
                              --------------     -------------      ---------------
                              $    3,253,614     $   2,839,008      $    10,591,892
                              --------------     -------------      ---------------
                              --------------     -------------      ---------------

Net (Loss) Income
     United States            $  (6,893,271)     $ (4,311,817)      $   (5,588,919)
     Germany                       (570,335)         (655,819)              347,353
                              --------------     -------------      ---------------
                              $  (7,463,606)     $ (4,967,636)      $   (5,241,566)
                              --------------     -------------      ---------------
                              --------------     -------------      ---------------

Identifiable Assets
     United States            $    8,390,076     $  16,154,310      $     3,162,666
     Germany                         480,125         1,188,268            2,839,662
                              --------------     -------------      ---------------
                              $    8,870,201     $  17,342,578      $     6,002,328
                              --------------     -------------      ---------------
                              --------------     -------------      ---------------

NOTE 4.      CUSTOMER CONCENTRATIONS

On average, the Company's MSI systems sell for approximately $1.0 - $2.5 million, resulting in significant concentrations of revenues and accounts receivable. As of September 30, 1999, the Company has foreign currency denominated accounts receivable of approximately 2,500,000 French Francs, equal to $407,500.

For the year ended September 30, 1999, three customers represented 52%, 26% and 22% of product revenues, respectively. For the year ended September 30, 1998, two customers represented 76% and 19% of product revenues, respectively. For the year ended September 30, 1997, 5 customers represented 19%, 18%, 13%, 12%, and 11% of product revenues, respectively.

NOTE 5.       FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                                     1999                1998
                                                     ----                ----
     Finished goods                              $     169,538       $     500,030
     Work-in-process                                 3,562,364           2,328,003
     Raw materials                                     250,866             162,726
                                                 -------------       -------------
                                                 $   3,982,768       $   2,990,759
                                                 -------------       -------------
                                                 -------------       -------------

Net property and equipment consists of the following:

                                                      1999               1998
                                                     -----               ----
     Machinery and equipment                     $   7,907,701       $   7,279,453
     Office furniture and equipment                    324,817             253,513
     Leasehold improvements                            371,156             359,731
                                                 -------------       -------------
                                                 $   8,603,674       $   7,892,697
       Less Accumulated Depreciation               (7,733,638)         (7,588,823)
                                                 -------------       -------------
                                                 $     870,036       $     303,874
                                                 -------------       -------------
                                                 -------------       -------------

Accrued liabilities consist of the following:

                                                      1999               1998
                                                      ----               ----
     Warranty allowance                          $     225,000       $     350,000
     Customer obligations                                    -             300,000
     Forward loss on product delivery                  125,000                   -
     Other                                             120,249              97,978
                                                 -------------       -------------
                                                 $     470,249       $     747,978
                                                 -------------       -------------
                                                 -------------       -------------

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

During the year ended September 30, 1999, the Company purchased $94,153 of property and equipment under capital leases.

During the years ended September 30, 1999, 1998 and 1997, the Company paid approximately the following for:

                                      1999                    1998                    1997
                                      ----                    ----                    ----
     Interest                    $    11,000              $    72,000             $    89,000
     Income Taxes                $       800              $       800             $       800

NOTE 6.     INVESTMENT IN MAGNESENSORS

In June 1997, BTi entered into a collaboration with Quantum Magnetics, Inc. to form a new company called Magnesensors, Inc. Of the outstanding share capital of Magnesensors, BTi owns 38%, Quantum Magnetics owns 10%, certain officers of BTi own 28% and management of Magnesensors owns 24%. BTi licensed certain technology, assigned certain patents and contributed cash and certain fixed assets in connection with the formation of Magnesensors. Magnesensors will continue the development of applications and products using high temperature superconductors. BTi will receive royalty-free licenses to any technology developed by Magnesensors.

BTi accounts for its investment in Magnesensors under the equity method. During fiscal 1998 and 1997, BTi paid Magnesensors $160,000 and $36,000, respectively, for certain services rendered. As of September 30, 1999, the Company's equity investment in Magnesensors has been reduced to a net liability of $137,257 (as a result of its debt guarantee referred to below), by recording the Company's portion of Magnesensors' losses through September 30, 1999 of $215,257 and writing off $82,000 of BTi's initial contributions to Magnesensors based upon current estimates of future cash flows and profitability of Magnesensors.

BTi guarantees up to $200,000 of a working capital line of credit held by Magnesensors which expires in June 2000.

NOTE 7.           INCOME TAXES

The Company's provision for income taxes in fiscal 1999, 1998 and 1997 consists of minimum state taxes.

The components of deferred tax assets at September 30, 1999 and 1998 are as follows:

                                                              1999                      1998
                                                              ----                      ----
     Net operating loss carryforwards                     $    9,222,000          $     7,090,000
     Tax credits                                                 853,000                  830,000
     Capitalized research and development costs                  297,000                  941,000
     Allowances                                                1,136,000                1,310,000
     Other                                                       436,000                  339,000
                                                          ---------------         ----------------
                                                              11,944,000               10,510,000
     Valuation allowance                                     (11,944,000)             (10,510,000)
                                                          ---------------         ----------------
     Deferred tax assets                                  $            -          $             -
                                                          ---------------         ----------------
                                                          ---------------         ----------------

A full valuation allowance for deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The Company has approximately $25,600,000 and $8,875,000 of Federal and State net operating loss carryforwards which will expire at various dates through 2014. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995 and fiscal 1997, the Company's tax loss carryforwards generated prior to fiscal 1999 have been limited to a total of approximately $18,650,000 of which approximately $930,000 can be utilized per year as of September 30, 1999.

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to income before taxes as follows:

                                                        1999                    1998                    1997
                                                        ----                    ----                    ----
   Computed expected federal tax benefit         $  (2,537,354)          $  (1,688,996)          $  (1,834,268)
   State taxes, net of federal benefit                (223,884)               (287,558)               (319,687)
   Change in valuation reserve                       1,434,000               1,169,000              (3,730,000)
   Limitation of net operating loss
       carryforwards and tax benefits                  630,000                 830,000               4,719,000
   Interest cost for conversion feature of
       note payable to shareholder                           -                       -                 924,750
   Other                                               698,038                ( 21,646)                241,005
                                                 -------------           --------------          -------------
   Provision for income taxes                    $         800           $         800           $         800
                                                 -------------           --------------          -------------
                                                 -------------           --------------          -------------

NOTE 8.           DEBT

During fiscal 1998, the Company borrowed a total of $2,725,000 from Dassesta International, S.A. at an interest rate of 8%. In December 1997 the Company issued common stock for cancellation of loan principal due Dassesta of $1,700,000 and repaid additional loan principal during 1998 totaling $2,000,000. Interest expense in 1998 related to Dassesta was approximately $72,000.

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

Upon execution of the convertible note in August 1996, the closing quoted market price of the Company's common stock was $.94 per share, and the conversion price to common stock under the note payable was $.40, a $.54 discount from market. As a result, under the provisions of Topic D-60, the intrinsic value of the conversion feature was equal to the face value of the note and was required to be originally recorded as debt discount and additional paid-in capital, and amortized to interest expense from the date of the note to the earliest conversion date by Dassesta. This resulted in non-cash interest expense of $2,250,000 being charged to operations in 1997.

NOTE 9.     COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company purchased certain equipment under capital leases which expire through April 2004. Cost of equipment under capital leases included in property and equipment in the accompanying consolidated balance sheets totaled $94,153 with related accumulated depreciation of $5,048 as of September 30, 1998.

The Company leases its office and production facilities and certain equipment under noncanceable operating leases expiring at various dates through February 2003. The Company's main facility lease agreement expires in February 2003.

Approximate minimum future lease payments as of September 30, 1999 are as follows:

         YEAR ENDING SEPTEMBER 30,                CAPITAL LEASES         OPERATING LEASES
         -------------------------                --------------         ----------------
                      2000                        $      34,348            $     774,000
                      2001                               15,688                  766,000
                      2002                               15,641                  759,000
                      2003                               15,688                  314,000
                      2004                                7,893                        -
                                                  -------------            -------------
                                                  $      89,258            $   2,613,000
                                                                           -------------
                                                                           -------------
         Less: amount representing interest            (15,457)
         Present value of obligations under       -------------
           capital leases                                73,801
         Current portion                               (23,256)
                                                  -------------
                                                  $      50,545
                                                  -------------

Total rent expense under noncancelable operating leases was approximately $743,000, $604,000 and $580,000 for the years ended September 30, 1999, 1998 and
1997, respectively.

CLINICAL COLLABORATIONS

The Company has entered into three clinical collaboration agreements with certain medical institutions utilizing the Company's MSI systems for research. Under terms of the agreements, the Company provides certain services, product and technical support and under one agreement is entitled to revenue sharing from medical reimbursements received above a threshold amount for procedures performed. During fiscal 1999, the Company incurred $221,000 of expenses related to those agreements and at September 30, 1999 is committed to expend an additional $288,000. During fiscal 1999, no revenue sharing was earned. These agreements expire at various dates through January 2001.

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

STOCK OPTION PLANS

The Company has various incentive and non-qualified stock option plans which provide that options to purchase shares of common stock may be granted to key employees and others at an option price of at least fair market value at the date of grant and vest over a maximum period of four years from date of grant. The exercise period for each option is not to exceed 10 years from the date of grant. On December 31, 1996, the Company's 1987 Incentive Stock Option Plan which provided options to purchase up to 5,000,000 shares of common stock expired. At January 1, 1997, the 1997 Incentive Stock Option Plan was approved by the Board of Directors, authorizing options to purchase 3,000,000 shares of common stock. In May 1999, the Company amended the 1997 Incentive Stock Option Plan by increasing the number of shares authorized for issuance of 6,000,000 shares of common stock. At September 30, 1999, options to purchase 3,351,305 shares of the Company's common stock are exercisable and 859,600 shares are available for future grants under the plans. Options outstanding at September 30, 1999 have exercise prices between $6.00 and $.16 per share.

On December 18, 1996, the Board of Directors authorized the revaluation of all then outstanding options under its stock option plans to an exercise price of $.50 per share, the closing market value of the Company's stock on that day.

The following table summarizes common stock option plan activity:

                                                                   Weighted Average
                                                 Options            Exercise Price
                                                 -------            --------------
Outstanding at September 30, 1996                4,255,467          $       1.46
       Granted                                   1,510,400                   .50
       Canceled                                 (1,409,327)                 1.25
       Exercised                                   (29,063)                 1.00
                                               ------------         ------------

Outstanding at September 30, 1997                4,327,477                  1.18
     Granted                                     2,510,000                   .45
     Canceled                                   (1,946,422)                 1.55
     Exercised                                    (146,225)                  .50
                                               ------------         ------------

Outstanding at September 30, 1998                4,744,830                   .66
     Granted                                     2,566,000                   .22
     Canceled                                      (70,900)                  .52
     Exercised                                           -
                                               ------------         ------------

Outstanding at September 30, 1999                7,239,930          $        .51
                                               ------------         ------------
                                               ------------         ------------

If the Company had elected to recognize stock based employee compensation costs (including the Company's Employee Stock Purchase Plan) based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss and basic and diluted net loss per share would have been increased to the following amounts:

                                                               1999                1998                1997
                                                               ----                ----                ----
     Pro forma net loss                                   $  (8,786,440)     $  (6,093,477)       $ (6,138,480)
     Pro forma basic and diluted net loss per share       $        (.11)     $        (.11)       $       (.13)


The pro forma effect on net loss for fiscal years 1999, 1998 and 1997 may not be representative of the pro forma effect on net loss of future years because the SFAS No. 123 method of accounting for pro forma compensation expense has not been applied to options granted prior to December 15, 1995.

The weighted-average fair values at date of grant for options granted during fiscal 1999 and 1998 were between $.21 and $.58 and were estimated using the Black-Scholes option pricing model. The following assumptions were applied in fiscal 1999: (i) expected dividend yield of 0%, (ii) expected volatility rate of 2.22, (iii) expected life of 8 years, and (iv) risk-free interest rates ranging from 4.47% to 6.88%.

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

EMPLOYEE STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. For the purchase period ended March 31, 1998, no shares were issued. A total of 635,949 shares of common stock have been authorized for future purchases under the Employee Stock Purchase Plan as of September 30, 1999.

DEFINED CONTRIBUTION PLAN

The company maintains a defined contribution 401(k) plan (the "Plan") for substantially all of its employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. Company contributions to the Plan are discretionary as determined by the Board of Directors and the Company did not contribute any funds to the Plan in fiscal 1999, 1998, and 1997, respectively.

NOTE 11.    EMPLOYMENT AGREEMENT

In June 1993, the Company and its former Chief Executive Officer entered into an employment agreement that provided for the continuation of base salary payments upon termination for two years under certain circumstances. Pursuant to terms of the employment agreement, the Company secured potential future payments in a trust fund established on behalf of the Chief Executive Officer. At September 30, 1999, the Company is contingently liable for approximately $54,000 of continuation salary which is reflected as part of restricted cash in the accompanying balance sheets at September 30, 1999.

NOTE 12.    SELECTED QUARTERLY DATA (UNAUDITED)

Unaudited quarterly data for fiscal 1999, 1998 and 1997 is presented below:

(In thousands, except per share)                  First             Second            Third            Fourth
                                                 Quarter            Quarter          Quarter           Quarter
                                                 -------            -------          -------           -------
         1999
         ----
     Net revenues                                $     119        $   2,648         $     233        $     254
     Gross margin                                     (204)           1,404              (285)            (885)
     Net loss                                       (1,750)            (875)           (2,278)          (2,561)
     Basic and diluted net loss per share        $    (.02)       $    (.01)        $    (.03)       $    (.03)

         1998
         ----
     Net revenues                                $     324        $   1,736         $     616        $     163
     Gross margin                                       58              488               203             (889)
     Net loss                                       (1,285)            (597)           (1,026)          (2,060)
     Basic and diluted net loss per share        $    (.03)       $    (.01)        $    (.02)       $    (.03)

         1997
         ----
     Net revenues                                $     168        $   1,555         $   5,289        $   3,580
     Gross margin                                       68              499             2,385              775
     Net  income (loss)                             (4,615)          (1,178)              766             (215)
     Basic and diluted net loss per share        $    (.12)       $    (.03)        $     .02        $     .00

NOTE 13. ACQUISITION OF NEUROMAG OY

On December 22, 1999, Biomagnetic Technologies, Inc. acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement by and between Marconi Medical Systems, Inc. ("Marconi") and BTi (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, BTi paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2.5 million and a maximum of $5 million in royalties to Marconi under a royalty agreement over the next eight years, and additional consideration of up to approximately $1.8 million dependent upon the occurence of certain future events.

The Company has obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by Shares of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. The loan matures June 22, 2000. Martin Egli, a Board member of BTi, also serves on the Board of Directors of AIG Private Bank Ltd. As a part of its ongoing financing strategies, the Company intends to raise additional capital for the purposes of repaying the loan and to continue to fund operations. There can be no assurance that the Company will be able to raise such capital on terms acceptable to the Company, if at all.

Similar to BTi, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy is located in Helsinki, Finland. BTi intends to continue the operations of Neuromag Oy as a subsidiary of BTi.

                         BIOMAGNETIC TECHNOLOGIES, INC.

                 SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS

                               Balance at    Charged to                  Balance at
                               Beginning     Costs and                     End of
Description                    of Period      Expenses     Deductions       Period
-----------                    ---------      --------     ----------       ------
Allowance for doubtful
  accounts

Fiscal Year 1999                $10,420       $400,000                    $410,420

Fiscal Year 1998                $10,420           ----           ----      $10,420

Fiscal Year 1997                $10,420           ----           ----      $10,420



(A)   Uncollectible accounts charged against allowance


---------------

Allowance for obsolete and slow moving inventory:

Fiscal 1999                  $2,300,594        $60,000     $18,724(B)   $2,341,870

Fiscal Year 1998             $1,710,659       $840,191    $250,256(B)   $2,300,594

Fiscal Year 1997             $1,650,659        $60,000           ----   $1,710,659


(B)   Sale or disposal of items under allowance