Form 10-Q
period 1999-12-31
BIOMAGNETIC TECHNOLOGIES INC
filed 2000-02-14
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  --------------------------

Commission File Number:    1-10285

            BIOMAGNETIC TECHNOLOGIES, INC. (DBA 4-D NEUROIMAGING)
                 (Exact name of registrant as specified in its charter)

             CALIFORNIA                                 95-2647755
--------------------------------          ------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     9727 PACIFIC HEIGHTS BOULEVARD, SAN DIEGO, CALIFORNIA          92121-3719
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

         As of February 1, 2000 Registrant had only one class of common stock of which there were 83,507,225 share outstanding.

PART I -- FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

              BIOMAGNETIC TECHNOLOGIES, INC. (DBA 4-D NEUROIMAGING)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,               SEPTEMBER 30,
                                                                           1999                       1999
                                                                      -----------------         -----------------
                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents                                             $        1,778            $          441
Short-term investments                                                         1,063                     2,695
Restricted cash                                                                  364                        54
Accounts receivable, less allowance for
   doubtful accounts of $410 in 1999 and $10 in 1998                             909                       365
Inventories                                                                    6,483                     3,983
Prepaid expenses and other current assets                                      1,078                       141
                                                                      --------------             -------------
     Total current assets                                                     11,675                     7,679
                                                                      --------------             -------------

Net property and equipment                                                       990                       870
Goodwill                                                                      11,237                         -
Restricted cash                                                                  478                       165
Other assets                                                                     264                       156
                                                                       -------------             -------------
TOTAL ASSETS                                                          $       24,644            $        8,870
                                                                      ==============            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                      $        2,303            $        1,314
Accrued liabilities                                                            1,096                       470
Accrued salaries and employee benefits                                           493                       429
Customer deposits                                                              3,444                     1,714
Deferred revenues                                                                274                       318
Current portion of royalty obligation                                            312                         -
Current portion of capital lease obligations                                      23                        23
Investment in Magnesensors                                                       121                       137
Notes payable                                                                 11,532                         -
                                                                       -------------             -------------
     Total current liabilities                                                19,598                     4,405
                                                                       -------------             -------------

Royalty obligation, net of current portion                                     2,188                         -
Capital lease obligations, net of current portion                                 44                        51
Other liabilities                                                                149                         -
Deferred revenues                                                                279                       308
                                                                       -------------            --------------
     Total liabilities                                                        22,258                     4,764
                                                                       -------------            --------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock -- no par value, 200,000,000 shares
  authorized; 83,367,112 shares issued and outstanding                        99,392                    99,392
Additional paid-in capital                                                     3,000                     3,000
Accumulated deficit                                                         (100,006)                  (98,286)
                                                                       -------------             -------------
     Total shareholders' equity                                                2,386                     4,106
                                                                       -------------             -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $       24,644            $        8,870
                                                                      ==============            ==============

            See notes to consolidated condensed financial statements.
                                     2

                        BIOMAGNETIC TECHNOLOGIES, INC. (DBA 4-D NEUROIMAGING)
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                           (UNAUDITED)



                                                                             THREE MONTHS ENDED
                                                                                DECEMBER 31,
                                                                          1999              1998
                                                                          ----              ----
REVENUES
   Products                                                             $    185         $     24
   Product services                                                           93               92
   Contract research                                                           -                3
                                                                       ------------     --------------
                                                                             278              119
                                                                       ------------     --------------

COST OF REVENUES
   Products                                                                  407              269
   Product services                                                           40               51
   Contract research                                                           -                3
                                                                       ------------     --------------
                                                                             447              323
                                                                       ------------     --------------

GROSS MARGIN                                                                (169)            (204)

OPERATING EXPENSES
   Research and development                                                  545              509
   Marketing, general and administrative                                   1,073            1,172
                                                                       ------------     --------------
                                                                           1,618            1,681
                                                                       ------------     --------------


OPERATING LOSS                                                            (1,787)          (1,885)

   Interest income                                                            16              121
   Other income (expense), net                                                35               14
   Income from investment in Magnesensors                                     16                -
                                                                       ------------     --------------
NET LOSS                                                                $ (1,720)        $ (1,750)
                                                                       ============     ==============


BASIC AND DILUTED NET LOSS PER SHARE                                    $   (0.02)       $  (0.02)
                                                                       ============     ==============

Weighted average number of
   shares outstanding                                                      83,367           83,367
                                                                       ============     ==============


           See notes to consolidated condensed financial statements
                                     3

                           BIOMAGNETIC TECHNOLOGIES, INC. (DBA 4-D NEUROIMAGING
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)
                                              (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                               DECEMBER 31,
                                                                    1999                           1998
                                                                --------------                 -------------
OPERATING ACTIVITIES
  Net loss                                                       $    (1,720)                   $    (1,750)
  Adjustments to reconcile net loss to net
  cash used in operating activities, net of impact from
  acquisition of Neuromag
    Depreciation and amortization                                        96                             52
    Income from investment in Magnesensors                              (16)                             -
  Changes in operating assets and liabilities:
    Restricted cash                                                     (623)                            70
    Accounts receivable                                                  215                             58
    Inventories                                                         (549)                          (682)
    Prepaid expenses and other                                           (72)                           (52)
    Other assets                                                           5                              -
    Accounts payable                                                    (281)                           (33)
    Accrued liabilities                                                  (23)                          (125)
    Accrued salaries and employee benefits                                64                             12
    Customer deposits                                                  1,197                            396
    Deferred revenue                                                     (73)                           (89)
                                                                --------------                 -------------
          Net cash used in operating activities                       (1,780)                        (2,143)
                                                                --------------                 -------------

INVESTING ACTIVITIES
  Net change in short-term investments                                 1,683                            244
  Interest receivable                                                      -                           (126)
  Payments for property and equipment                                    (52)                           (83)
  Acquisition of Neuromag, net of cash acquired                       (9,507)                             -
                                                                --------------                 -------------
        Net cash (used in) provided by investing activities           (7,876)                            35
                                                                --------------                 -------------

FINANCING ACTIVITIES
  Proceeds from notes payable                                         11,000                              -
  Payments on capital lease obligations                                   (7)                             -
                                                                --------------                 -------------
      Net cash provided by financing activities                       10,993                              -
                                                                --------------                 -------------
Net Increase (Decrease) in Cash and Cash Equivalents                   1,337                         (2,108)
                                                                --------------                 -------------
Cash and Cash Equivalents at Beginning of Period                         441                          2,282
                                                                --------------                 -------------
Cash and Cash Equivalents at End of Period                      $      1,778                   $        174
                                                                ==============                 =============


               See notes consolidated condensed financial statements.
                                     4

              BIOMAGNETIC TECHNOLOGIES, INC. (DBA 4-D NEUROIMAGING)
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES



                                                                                        THREE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                   1999                    1998
                                                                                ----------              -------------
Note payable to shareholder exchanged
    for common stock                                                            $      -                $  1,700

Accrued interest on note payable to shareholder
    exchanged for common stock                                                  $      -                $     38

Accounts payable to shareholder
    exchanged for common stock                                                  $      -                $    219

Royalty obligation incurred in acquisition of Neuromag Oy                       $  2,500                $      -


             See notes to consolidated condensed financial statements.
                                     5

              BIOMAGNETIC TECHNOLOGIES, INC. (DBA 4-D NEUROIMAGING) NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of Biomagnetic Technologies, Inc. and its subsidiaries, Neuromag Oy, a wholly owned Finnish entity, and Biomagnetic Technologies, GmbH, an inactive wholly owned German entity, (together, the "Company", "we", "our", or "BTi") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 1999 and the results of its operations and its cash flows for the periods presented.

Neuromag Oy was acquired on December 22, 1999 in a transaction accounted for as a purchase, and its unaudited balance sheet information as of December 31, 1999 is included in the accompanying consolidated condensed balance sheet. Results of operations of Neuromag Oy between December 22, 1999 and December 31, 1999 were not material to the consolidated condensed statements of operations.

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

2. ACQUISITION OF NEUROMAG OY AND CAPITAL NEEDS FOR DEBT OBLIGATION

On December 22, 1999, BTi acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy in a transaction accounted for as a purchase, pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and BTi (the "Share Purchase Agreement"). Similar to BTi, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy is located in Helsinki, Finland. Under the terms of the Share Purchase Agreement, BTi paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2.5 million and a maximum of $5 million in royalties to Marconi under an ancillary royalty agreement over 8 years, and additional consideration of up to approximately $1.8 million dependent upon the occurrence of certain future events.

The accompanying unaudited consolidated condensed balance sheet at December 31, 1999 contains an allocation of the purchase price of Neuromag Oy, based on preliminary estimates of the fair value of assets and liabilities acquired. The fair value of such assets and liabilities acquired may be adjusted in the near term as more information becomes available. This could affect the value of goodwill reflected in these financial statements. Goodwill will be amortized over a period not to exceed twenty years, except for goodwill associated with minimum royalty obligations, which will be amortized as incurred over a maximum period of eight years.

To acquire the shares of Neuromag Oy, the Company has obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. The loan matures June 30, 2000. Martin Egli, a Board member of BTi, also serves on the Board of Directors of AIG Private Bank Ltd. As part of its ongoing financing strategies, the Company intends to raise additional capital or restructure the payment terms and maturity of the loan facility for the purposes of repaying the loan and to continue to fund operations.

There can be no assurance that the Company will be able to raise such capital or restructure the payment terms and maturity of the loan facility on terms acceptable to the Company, if at all.

3.  BUSINESS RISKS AND UNCERTAINTIES

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

On December 22, 1999, BTi acquired all of the issued and outstanding capital stock of Neuromag Oy. Similar to BIi, Neuromag is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy has been one of BIi's primary competitors for the limited number of MSI systems being purchased worldwide. With the acquisition of Neuromag Oy, BTi has positioned itself to be the market share leader in terms of MSI sales. In addition to market share, BTi has gained access to key intellectual and operational know-how including research being performed at Helsinki University of Technology, hardware and software expertise, differentiated products and manufacturing techniques, and access to a distributor arrangement in the Far East. For the near term, the Company intends to operate BTi and Neuromag as separate entities as it further investigates and, as appropriate, initiates actions to integrate operations on a consolidated basis.

To date, the Company has been engaged principally in research and development activities, and has made only low volume sales to a variety of medical research institutions and hospitals. The Company is currently dependent on its Magnes(R) 2500 WH and Vectorview systems for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications development and testing needs to be conducted with MSI systems at major clinical research centers before a substantial commercial clinical market may emerge. The Company is currently finalizing development of its Magnes 3600 WH system, which is targeted primarily to research markets. The Company must continue to depend upon sales to the research marketplace to meet its revenue goals for the very near-term. There can be no assurance that a substantial commercial market will develop for diagnostic or monitoring uses of the Company's MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for the Company's MSI systems will have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using MSI systems. To date, reimbursements from third party payors have been on a case-by-case basis. As of December 31, 1999, there have been limited reimbursements from third party payors in the United States. Although the number of third party payors making reimbursements has increased to over 200 in the U.S., there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the U.S. government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products and technologies may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition may affect future profitability of the Company, the extent of which is not presently determinable.

For the quarter ended December 31, 1999, the Company incurred a net loss of $1,720,000 and had negative cash flows from operations of $1,780,000. At December 31, 1999, the Company had an accumulated deficit of $100,006,000 and a working capital deficit of $7,923,000. The Company anticipates that in fiscal 2000, operating and working capital requirements and debt maturity requirements will substantially exceed cash projected to be generated by product sales.

Based on its current operating plans, revenue expectations, expected capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through the third quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes and Vectorview systems will be achieved in order to realize the current operating plans. Even if the Company meets its operating plans, the Company must continue to fund its operating needs and service its debt (see below), and is currently considering a number of financing alternatives, such as corporate partnerships, intercompany funds transfers and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

The Company's expectation of funding operations through June 2000 does not take into account cash required for maturity of an $11,000,000 note payable in June 2000 from the acquisition of Neuromag. Without raising additional capital or restructuring the payment terms and maturity of the note payable, the Company will not be able to meet its payment obligation at maturity in June 2000. The note payable is collateralized by the entire share capital of Neuromag. There can be no assurance that the Company will be able to raise additional capital or restructure the terms of the note payable on terms acceptable to the Company, if at all.

Additional risks and uncertainties include, but are not limited to, satisfying customer performance and service requirements for our systems, identification of additional clinical applications for MSI, unreliable diagnostic information, increased government regulations and requirements, foreign exchange risks, Year 2000 issues and a highly volatile stock price. The reader is encouraged to refer to the MD&A of this 10-Q and the Company's other Securities and Exchange Commission filings, including its most recent Form 10-K as of September 30, 1999, to ascertain the extent and magnitude of these and other risks and uncertainties the Company may encounter.

4.   BASIC AND DILUTED NET LOSS PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Common stock equivalents are antidilutive and are excluded from the computation of basic and diluted net loss per share.

5.   INVENTORIES


The composition of inventories is as follows:

                                               December 31,                      September 30,
                                                   1999                               1999
                                               ------------                      -------------
     Raw materials                              $      570                         $      170
     Work-in process                                 3,299                              3,562
     Finished goods                                  2,614                                251
                                                 ---------                          ---------
                                                $    6,483                         $    3,983
                                                ==========                         ==========


The Company regularly evaluates the composition of its inventories and has established reserves for estimated obsolete and excess inventories. The values presented are net of these reserve estimates.

6.   CUSTOMER BACKLOG AND DELIVERY RISK

As of December 31, 1999, the aggregate amount of revenue backlog from firm orders for the Company's Magnes and Vectorview products and services was approximately $9,800,000 of which the Company expects to fill approximately $6,000,000 before September 30, 2000. The revenue backlog includes orders for two Magnes 3600 WH systems, a Magnes 2500 WH, a Magnes 1300 C cardiac system that has been shipped, but not yet accepted by the customer, three Vectorview systems and deferred service revenues. Future cash proceeds related to such backlog total approximately $5,200,000, subject to currency fluctuations. As sales of the Company's systems typically involve transactions of $1 million or more, backlog is expected to fluctuate significantly from year to year depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

7.   SEGMENT INFORMATION

The Company operates in one segment that includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping sub-segments: the basic research market, the applications research market, and the commercial clinical market. To date, substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to, the basic and applications research markets.

8.   RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Restricted cash consists of cash balances required to be held under contractual obligation to provide future services pertaining to sales of MSI systems totaling approximately $163,000, amounts held in trust for executive termination costs totaling approximately $54,000 and a portion of the Company's royalty obligation totaling approximately $625,000.

9.   COMPREHENSIVE INCOME

The Company has no components of comprehensive income.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software and provides assistance in determining when computer software is for internal use. Adoption of SOP 98-1 during the first quarter of fiscal 2000 did not have a material impact on the Company's financial position or results of operations.

In April 1998, AcSEC issued AICPA SOP 98-5, "Reporting on the Costs of Start-Up Activities." This statement provides guidance on financial reporting of start up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. Adoption of SOP 98-5 during the first quarter of fiscal 2000 did not have a material impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 1999. See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

OVERVIEW

Since 1984, the primary business of the Company has been the development of MSI systems that measure magnetic fields generated by the human body and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functioning of the brain, heart and other organs. The Company is focusing on the use of its technology for potential commercial market applications such as the diagnosis and planning for surgical treatment of epilepsy, and the functional mapping of areas of the brain at risk during surgery for tumors and other lesions. The Company is continuing to investigate the potential applications of its technology for problems of the heart, spine, and gastrointestinal system, as well as for disorders of the brain such as closed-head trauma, schizophrenia and other neuro-psychiatric disorders. To date, the Company, its competitors and independent researchers have identified only a limited number of MSI diagnostic applications.

On December 22, 1999, BTi acquired all of the issued and outstanding capital stock of Neuromag Oy. Similar to BIi, Neuromag is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy has been one of BIi's primary competitors for the limited number of MSI systems being purchased worldwide. With the acquisition of Neuromag Oy, BTi has positioned itself to be the market share leader in terms of MSI sales. In addition to market share, BTi has gained access to key intellectual and operational know-how including research being performed at Helsinki University of Technology, hardware and software expertise, differentiated products and manufacturing techniques, and access to a distributor arrangement in the Far East. For the near term, the Company intends to operate BTi and Neuromag as separate entities as it further investigates and, as appropriate, initiates actions to integrate operations on a consolidated basis.

As of December 31, 1999, twenty-four (24) Magnes systems and sixteen (16) systems from Neuromag Oy have been installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by BTi and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes MSI systems.

In fiscal 1995, BTi announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of December 31, 1999, the Company had shipped twelve Magnes 2500 WH systems and received eleven final acceptances from customers. In fiscal 1997 BTi commenced the development of the Magnes 3600 WH, initially for a Japanese customer. Final development is expected to be complete in fiscal 2000.

The current price of BTi's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A major portion of the Company's sales has been, and is expected to be, in foreign markets. The Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurances that currency fluctuations will not reduce the dollar return to the Company on such sales, if made in the future. Although at December 31, 1999 the Company did not have any open forward exchange contracts, the Company may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

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

The Company believes that the relatively small number of proven medical applications for the Magnes systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of the acceptance of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one Magnes system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal 2000 were $278,000, including $93,000 of service revenues, compared to $119,000 of total revenues, including $92,000 of service revenues, for the first quarter of fiscal 1999. The increase in total revenues was due to sales of software upgrades to existing customers.

Cost of product revenues for the first quarter of fiscal 2000 were $407,000, compared to costs of $269,000 for the same period of fiscal 1999. The increase in cost of product revenues was related to the cost of the computer equipment and software upgrades and underapplied overhead.

Research and development expenses amounted to $545,000 and $509,000 for the three months ended December 31, 1999 and 1998, respectively, an increase of 7%. The increase is due to development efforts for software and hardware enhancements to the Magnes 2500 WH and the ongoing development of the Magnes 3600 WH system.

Marketing, general and administrative expenses amounted to $1,073,000 in the first quarter of fiscal 2000, compared to $1,172,000 during the comparable period in fiscal 1999. The 8% decrease was due primarily to reduced consulting expenses.

Interest income totaled $16,000 during the three months ended December 31, 1999 as compared to $121,000 during the comparable period in fiscal 1999. The decrease is the result of less excess cash available for investment as cash reserves were drawn down to fund operations.

LIQUIDITY AND CAPITAL RESOURCES

On December 22, 1999, BTi, acquired all of the issued and outstanding capital stock of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. and BTi. Under the terms of the Share Purchase Agreement, BTi paid a total of $10 million in cash to Marconi for the purchase of the shares and agreed to pay between a minimum of $2.5 million and a maximum of $5 million in royalties to Marconi under a royalty agreement over eight years, and additional consideration of up to approximately $1.8 million dependent upon the occurrence of certain future events.

To acquire the shares of Neuromag Oy, the Company has obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. The loan matures June 30, 2000. Martin Egli, a Board member of BTi, also serves on the Board of Directors of AIG Private Bank Ltd.

The Company anticipates that in fiscal 2000 operating and working capital requirements will substantially exceed cash projected to be generated by product sales. Historically, the Company has raised capital resources from private placements of its common stock and debt offerings to continue to fund operations.

Based on its current operating plans, revenue expectations, capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through the third quarter of fiscal 2000. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of Magnes and Vectorview system sales in the current highly competitive market for the limited number of systems being purchased worldwide. Even if the Company meets its operating plan, the Company must continue to fund its operating needs and service its debt (see below), and is currently considering a number of financing alternatives, such as corporate partnerships, intercompany funds transfers and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

The Company's expectation of funding operations through June 2000 does not take into account funds required for maturity of the $11,000,000 AIG Bank loan facility in June 2000 from the acquisition of Neuromag Oy. Without raising additional capital or restructuring the payment terms and maturity of the loan facility, the Company will not be able to meet its payment obligation at maturity in June 2000. The loan facility is collateralized by the entire share capital of Neuromag. There can be no assurance that the Company will be able to raise additional capital or restructure the terms of the loan facility on terms acceptable to the Company, if at all.

At December 31, 1999, the Company had a net working capital deficit of $7,923,000. At September 30, 1999, the Company's working capital was $3,274,000. The net decrease in working capital at December 31, 1999 was due to the short-term nature of the $11,000,000 loan facility resulting from the acquisition of Neuromag Oy and to the funding of current operations with existing cash and short-term investments.

As of December 31, 1999, the aggregate amount of revenue backlog from firm orders for the Company's Magnes and Vectorview products and services was approximately $9,800,000 of which the Company expects to fill approximately $6,000,000 before September 30, 2000. Future cash proceeds related to such backlog total approximately $5,200,000, subject to currency fluctuations. As sales of the Company's systems typically involve transactions of $1 million or more, backlog is expected to fluctuate significantly from year to year, depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

Capital equipment expenditures totaling $52,000 for the first quarter of fiscal 2000 were comparable with $83,000 for the same period in fiscal 1999.

YEAR 2000 ASSESSMENT

Many currently installed computer systems and software products were coded to accept only 2 digit entries in the date code field. Beginning in the year 2000, these date code fields needed to accept 4 digit entries to distinguish 21st century dates from the 20th century dates. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with Year 2000 requirements.

The Company used both internal and external resources as applicable, to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. The total cost of compliance and its effect on the Company's future results of operations was determined as part of the detailed conversion process. The Company determined that it was necessary to acquire new Year 2000 compliant hardware and software systems for its accounting, purchasing, production control and inventory management systems. Also, our security system and portions of our telephone system have been upgraded. As of December 31, 1999, the Company spent approximately $350,000 in addressing Year 2000 compliance issues, including internal and external hardware, software and labor costs for systems implementation and testing.

BTi's current testing has indicated that earlier models of our products (Magnes I and Magnes II systems) purchased from the Company uses older computer hardware and software that requires modification or replacement. The Company has developed a new version 1.7 of its software that has been combined with a new computer and operating system make it Year 2000 compliant; BTi has made this solution available to its affected customers. The Company's current Magnes 2500 WH product has been tested and customer systems in the field did not require modification.

The Company has also requested and received information and assurances from its major vendors, service providers and customers about their state of Year 2000 compliance and readiness.

As of the date of this report, no significant issues from either Magnes or Vectorview products have resulted from Year 2000 compliance. However, certain of the Company's customers have not yet updated earlier versions of Magnes software, which contains a number of minor fixes. Year 2000 issues could cause potential customers to reevaluate their current needs and consider deferring purchase of our Magnes or Vectorview systems or decide to purchase from a competitor. BTi could also have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not made Year 2000 compliant. Any of the foregoing could result in a material adverse effect on the Company's business, prospects, financial position and results of operations.

RISKS AND UNCERTAINTIES

This quarterly report on Form 10-Q may contain forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, such as those more fully described in this "Risks and Uncertainties" section and elsewhere in this report, our annual report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

To date, we have been engaged principally in research and development activities, and have made only low volume sales to medical research institutions. We are currently dependent on our Magnes 2500 WH and Vectorview systems for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications testing needs to be conducted with the MSI system at major clinical research centers before a substantial commercial clinical market emerges. We are finalizing development of our Magnes 3600 WH system, which is targeted primarily for basic research markets, and must continue to depend upon sales to this market to meet our revenue goals for the very near-term. There can be no assurance that a substantial commercial market will develop for diagnostic or monitoring uses of our MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for our MSI systems will have a material adverse impact on our financial position, results of operations and cash flows.

WE ARE UNCERTAIN WITH RESPECT TO ADDITIONAL FUNDING AND MAY NOT BE ABLE TO MEET FUTURE CAPITAL NEEDS. AS A RESULT, THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO OPERATE AS A GOING CONCERN.

If we achieve the projections in our current business plan, we believe that we will be able to fund our operations through the third quarter of fiscal 2000. Even if we meet our operating plan projections, we will need to obtain additional financing in fiscal 2000 to continue to fund operations and to pay our debt which is due in June 2000. We may not find such financing on terms acceptable to us, if at all.

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

In the last three years, our negative cash flows from operations have been as follows:

            -        $8,602,000 in fiscal 1999,
            -        $5,520,000 in fiscal 1998, and
            -        $2,032,000 in fiscal 1997.

We believe that cash projected to be generated from operations alone will not be sufficient to meet our operating and working capital requirements and debt maturity requirements in fiscal 2000.

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

IF ADDITIONAL CLINICAL APPLICATIONS FOR MSI SYSTEMS ARE NOT IDENTIFIED BY US OR OTHERS, OUR PRODUCTS MAY NOT BE VIABLE.

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

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR MSI PROCEDURES BY THIRD PARTY PAYORS, SALES WILL SUFFER.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of December 31, 1999, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

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

IF FOREIGN CURRENCY EXCHANGE RATES FLUCTUATE, OUR RETURN ON SALES IN U.S. DOLLARS MAY SUFFER.

A significant portion of our sales to date from both BTi and Neuromag have been in foreign markets. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at December 31, 1999 we did not have any open forward exchange contracts, on occasion, we enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Nonetheless, these fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. These risks may become material as our foreign sales and operations increase or dramatic currency fluctuations occur from outside events.

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

In addition, the loss of the services of our Chief Executive Officer, D. Scott Buchanan, or Antti Ahonen, Managing Director of Neuromag Oy, would have a materially adverse effect on our prospects. Currently none of the executive officers of the Company have an employment agreement or contract with the Company; all are "at-will" and under no specified term arrangements.

OUR STOCK PRICE IS HIGHLY VOLATILE AND SUBJECT TO SWINGS BASED ON SALES AND OTHER MARKET CONDITIONS.

The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, BTi's relatively low trading volume increases the likelihood and severity of volume fluctuations which likely will result in a corresponding increase in the volatility of BTi's Common Stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, developments in the Company's relationships with collaborative partners general market conditions and the timing of decisions by existing BTi stockholders to sell large positions of our Common Stock may have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock.

IF WE EXPERIENCE ANY PROBLEMS WITH YEAR 2000 COMPLIANCE, OUR OPERATIONS AND SALES OF OUR PRODUCTS MAY BE INTERRUPTED.

As of the date of this report, no significant issues from either Magnes or Vectorview products have resulted from Year 2000 compliance. However, certain of the Company's customers have not yet updated earlier versions of Magnes software, which contains a number of minor fixes. Year 2000 issues could cause potential customers to reevaluate their current needs and consider deferring purchase of our Magnes systems or decide to purchase from a competitor. BTi could also have potential warranty or other claims with existing Magnes systems placed with customers if such systems are not made Year 2000 compliant. Any of the foregoing could result in a material adverse effect on the Company's business, prospects, financial position and results of operations.

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

              None.

ITEM 5.   OTHER INFORMATION

              None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           a)  EXHIBIT NO.                         DESCRIPTION

               3.1  (1)              Certificate of Amendment to Fourth Restated
                                     Articles of Incorporation.

               3.2  (1)              Fourth Restated Articles of Incorporation,
                                     as amended.

               3.3  (1)              Restated Bylaws.

               10.1 (2) Loan Agreement dated December 21, 1999 between the Company and AIG Private Bank Ltd.

               27                    Financial Data Schedule.

               (1) These exhibits were previously file as part of, and are hereby incorporated by reference to, the same numbered exhibits to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 17, 1999.

               (2) Certain confidential portions of this exhibit were omitted by marking such portions with asterisks (the "Mark"). This exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment.

           b)  Reports on           The Company filed a Report on Form 8-K on
               Form 8-K             January 6, 2000 relating to its acquisition
                                    of all of the issued and outstanding
                                    capital stock of Neuromag Oy.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOMAGNETIC TECHNOLOGIES, INC.

     February 10, 2000                         /S/ D. Scott Buchanan
     -----------------------                   ---------------------
     Date                                      D. Scott Buchanan
                                               President and Chief
                                               Executive Officer

     February 10, 2000                         /S/ Aron P. Stern
     ------------------------                  ---------------------
     Date                                      Aron P. Stern
                                               Vice President of Finance,
                                               Chief Financial Officer
                                               Corporate Secretary, Principal
                                               Financial and Accounting Officer