Form 10-Q
period 2000-03-31
4-D NEUROIMAGING
filed 2000-05-15
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2000
                               -----------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission File Number:                 1-10285
                        ------------------------------------------------------

                                4-D NEUROIMAGING
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                  95-2647755
-------------------------------                    ----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

   9727 Pacific Heights Boulevard, San Diego, California        92121-3719
------------------------------------------------------------------------------
(Address of principal executive offices)                        (zip code)

                                 (858) 453-6300
------------------------------------------------------------------------------
               Registrant's telephone number, including area code)

                         BIOMAGNETIC TECHNOLOGIES, INC.
------------------------------------------------------------------------------
(Former name, former address and formal fiscal year, if changed since last report)

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

         As of May 10, 2000 Registrant had only one class of common stock of which there were 84,829,962 shares outstanding.

PART I -- FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              March 31,                September 30,
                                                                2000                       1999
                                                          -----------------         -----------------
                                                             (UNAUDITED)
ASSETS
Cash and cash equivalents                                  $          822           $           441
Short-term investments                                                 51                     2,695
Restricted cash                                                       375                        54
Accounts receivable, less allowance for
   doubtful accounts of $410                                        2,102                       365
Inventories                                                         7,348                     3,983
Prepaid expenses and other current assets                             234                       141
                                                           --------------           ---------------
     Total current assets                                          10,932                     7,679
                                                           --------------           ---------------

Net property and equipment                                            988                       870
Goodwill                                                           10,886                         -
Restricted cash                                                       492                       165
Deferred income taxes                                                 534                         -
Other assets                                                          402                       156
                                                           --------------           ---------------

TOTAL ASSETS                                               $       24,234           $         8,870
                                                           ==============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                           $        2,420           $         1,314
Accrued liabilities                                                 1,245                       470
Accrued salaries and employee benefits                                415                       429
Customer deposits                                                   5,758                     1,714
Deferred revenues                                                     324                       318
Current portion of royalty obligation                                 312                         -
Current portion of capital lease obligations                           10                        23
Investment in Magnesensors                                            174                       137
Interest payable                                                      336                         -
Notes payable                                                      11,511                         -
                                                           --------------           ---------------
     Total current liabilities                                     22,505                     4,405
                                                           --------------           ---------------

Royalty obligation, net of current portion                          2,188                         -
Capital lease obligations, net of current portion                      32                        51
Deferred revenues                                                     166                       308
                                                           --------------           ---------------
     Total liabilities                                             24,891                     4,764
                                                           --------------           ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock -- no par value, 200,000,000 shares
  authorized; 84,510,649 and 83,367,112 shares issued
  and outstanding                                                  99,940                    99,392
Additional paid-in capital                                          3,000                     3,000
Accumulated deficit                                              (103,597)                  (98,286)
                                                           --------------           ---------------
     Total shareholders' equity (deficit)                            (657)                    4,106
                                                           --------------           ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)       $       24,234           $         8,870
                                                           ==============           ===============

            See notes to consolidated condensed financial statements.

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              MARCH 31,                          MARCH 31,
                                                         2000             1999              2000            1999
                                                         ----             ----               ----            ----
REVENUES
   Products                                          $       168      $     2,537        $       353     $    2,561
   Product services                                          163               99                256            191
   Contract research and other                                 -               12                  -             15
                                                     -----------      -----------        -----------     ----------
                                                             331            2,648                609          2,767
                                                     -----------      -----------        -----------     ----------
COST OF REVENUES
   Products                                                  646            1,217              1,053          1,486
   Product services                                          159              121                302            299
   Contract research and other                                 -               11                  -             14
                                                     -----------      -----------        -----------     ----------
                                                             805            1,349              1,355          1,799
                                                     -----------      -----------        -----------     ----------

GROSS MARGIN                                                (474)           1,299               (746)           968

OPERATING EXPENSES
   Research and development                                  985            1,336              1,530          1,845
   Marketing, general and administrative                   1,634              945              2,604          1,990
                                                     -----------      -----------        -----------     ----------
                                                           2,619            2,281              4,134          3,835
                                                     -----------      -----------        -----------     ----------

OPERATING LOSS                                            (3,093)            (982)            (4,880)        (2,867)

   Interest income (expense), net                           (287)             120               (271)           243
   Income (loss) from investment in
     Magnesensors                                            (53)               -                (37)             -
   Other expense, net                                       (117)             (13)               (82)             -
                                                     -----------      -----------        -----------     ----------

LOSS BEFORE INCOME TAX PROVISION                     $    (3,550)     $      (875)       $    (5,270)    $   (2,624)

   Income tax provision                                       41                -                 41              -

NET LOSS                                             $    (3,591)     $      (875)       $    (5,311)    $   (2,624)
                                                     ===========      ===========        ===========     ===========

BASIC AND DILUTED NET LOSS PER
  SHARE                                              $     (0.04)     $     (0.01)       $     (0.06)    $    (0.03)
                                                     ============     ===========        ===========     ==========

Weighted average number of shares
  outstanding                                             83,886          83,367              83,625         83,367
                                                     ==============   ===========        ===========     ==========

            See notes to consolidated condensed financial statements.

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                               MARCH 31,
                                                                    2000                        1999
                                                                ------------              --------------
OPERATING ACTIVITIES
  Net loss                                                      $     (5,311)             $       (2,624)
  Adjustments to reconcile net loss to net
  cash used in operating activities, net of impact from
  Acquisition of Neuromag:
    Depreciation                                                         190                         104
    Amortization of goodwill                                             351                           -
  Changes in operating assets and liabilities:
    Restricted cash                                                     (648)                        177
    Accounts receivable                                                 (978)                       (120)
    Inventories                                                       (1,414)                        158
    Prepaid expenses and other                                           238                          48
    Other assets                                                        (133)                        (17)
    Accounts payable                                                    (214)                        409
    Accrued liabilities                                                  (15)                        (90)
    Accrued salaries and employee benefits                               (14)                          -
    Customer deposits                                                  3,511                      (1,195)
    Deferred revenue                                                    (136)                       (180)
    Interest payable                                                     336                           -
                                                                ------------              --------------
          Net cash used in operating activities                       (4,237)                     (3,330)
                                                                ------------              --------------

INVESTING ACTIVITIES
  Net change in short-term investments                                 2,695                       2,301
  Interest receivable                                                      -                        (242)
  Purchases of property and equipment                                   (102)                       (630)
  Loss from investment in Magnesensors                                    37                           -
  Acquisition of Neuromag, net of cash acquired                       (9,507)                          -
                                                                ------------              --------------
        Net cash (used in) provided by investing activities           (6,877)                      1,429
                                                                ------------              --------------

FINANCING ACTIVITIES
  Proceeds from notes payable                                         11,000                           -
  Payments on notes payable                                              (21)                          -
  Payments on capital lease obligations                                  (32)                          -
  Proceeds from stock options exercised                                  548                           -
                                                                ------------              --------------
      Net cash provided by financing activities                       11,495                           -
                                                                ------------              --------------
                                                                                                       -
Net Increase (Decrease) in Cash and Cash Equivalents                     381                      (1,901)
                                                                ------------              --------------

Cash and Cash Equivalents at Beginning of Period                         441                       2,282
                                                                ------------              --------------

Cash and Cash Equivalents at End of Period                      $        822              $          381
                                                                ============              ==============

            See notes to consolidated condensed financial statements.

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                     SIX MONTHS ENDED
                                                                         MARCH 31,
                                                                 2000                 1999
                                                             ----------            ----------
Royalty obligation incurred in acquisition of Neuromag       $    2,500            $        -

            See notes to consolidated condensed financial statements.

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiaries, Neuromag Oy, a wholly owned Finnish entity, and Biomagnetic Technologies, GmbH, an inactive wholly owned German entity, (together, the "Company", "we", "our", or "4-D") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1999. The reader should also make reference to the Company's filings on Form 8-K on January 6, 2000 and the Company's filing on Form 8-K/A on March 6, 2000.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 2000 and the results of its operations and its cash flows for the periods presented.

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

Neuromag Oy was acquired on December 22, 1999, in a transaction accounted for under the purchase method. The accompanying statements of operations include the results of operations of Neuromag Oy for the three months ended March 31, 2000 as results of operations between December 22, 1999 and December 31, 1999 were not material to the consolidated condensed statements of operations.

2. ACQUISITION OF NEUROMAG OY, CAPITAL NEEDS FOR DEBT OBLIGATION AND PRO FORMA DATA

On December 22, 1999, 4-D Neuroimaging acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). Similar to 4-D, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy is located in Helsinki, Finland. Under the terms of the Share Purchase Agreement, 4-D paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2.5 million and a maximum of $5 million in royalties to Marconi under an ancillary royalty agreement over 8 years, and additional consideration of up to approximately $1.8 million dependent upon the occurrence of certain future events.

To acquire the shares of Neuromag Oy, the Company obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. The loan matures June 30, 2000. Martin Egli, a Board member of 4-D, also serves on the Board of Directors of AIG Private Bank Ltd. As part of its ongoing financing strategies, the Company intends to raise additional capital for the purposes of repaying the loan, or restructuring the payment terms and maturity of the loan facility, and to continue to fund operations. There can be no assurance that the Company will be able to raise such capital or restructure the payment terms and maturity of the loan facility on terms acceptable to the Company, if at all. If the Company is not able to repay the loan principal and related interest at maturity on June 30, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

The accompanying unaudited consolidated condensed balance sheets at March 31, 2000 contains an allocation of the purchase price of Neuromag Oy, based on estimates of the fair value of assets and liabilities acquired. The fair value of such assets and liabilities acquired may be adjusted in the near term as more information becomes available. This could affect the value of goodwill reflected in these financial statements. Goodwill is being amortized over a period of eight years.

Unaudited condensed pro forma net sales and net loss for the six months ended March 31, 2000 and March 31, 1999, assuming the acquisition of Neuromag Oy occurred on September 30, 1999 and September 30, 1998, respectively, are as follows (in thousands):


                                                Six months ended
                                                   (unaudited)

                                    March 31, 2000            March 31, 1999
                                    --------------            --------------
         Net revenues                  $1,931                     $4,652
         Net loss                     $(5,887)                   $(3,845)

Certain prior period balances have been reclassified to conform to the current period presentation.

3.   BUSINESS RISKS AND UNCERTAINTIES

4-D Neuroimaging, founded in 1970 as Biomagnetic Technologies, Inc. as a California corporation, is engaged primarily in the business of developing, manufacturing and selling innovative functional imaging systems to medical institutions located in the United States, Europe and the Far East. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of a broad range of disorders.

To date, the Company has been engaged principally in research and development activities, and has made only low volume sales to a variety of medical research institutions and hospitals. The Company is currently dependent on its Magnes-Registered Trademark- 2500 WH and Vectorview systems for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications development and testing needs to be conducted with MSI systems at major clinical research centers before a substantial commercial clinical market may emerge. The Company is currently finalizing development of its Magnes 3600 WH system, which is targeted primarily to research markets. The Company must continue to depend upon sales to the research marketplace to meet its revenue goals for the near-term. There can be no assurance that a substantial commercial market will develop for diagnostic or monitoring uses of the Company's MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for the Company's MSI systems will have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using MSI systems. To date, reimbursements from third party payors have been on a case-by-case basis. As of March 31, 2000, there have been limited reimbursements from third party payors in the United States. Although the number of third party payors making reimbursements has increased to over

200 in the U.S., there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the U.S. government, nor is there any assurance that the U.S. government will authorize or budget for such procedures in the future. If widespread availability of reimbursement from government and private insurers were not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursement, or what effect such legislation may have on its financial position, results of operations and cash flows.

The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products and technologies may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such developments could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Additionally, there has been recently, and continues to be, ongoing significant price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This aggressive competition may affect future profitability of the Company.

For the six months ended March 31, 2000, the Company incurred a net loss of $5,311,000 and had negative cash flows from operations of $4,237,000. At March 31, 2000, the Company had an accumulated deficit of $103,597,000 and a working capital deficit of $11,573,000. The Company anticipates that in fiscal 2000, operating and working capital and debt maturity requirements will substantially exceed cash projected to be generated by product sales.

Based on its current operating plans, revenue expectations, expected capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through June of fiscal 2000. Realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes and Vectorview systems will be achieved in order to realize the current operating plans. Even if the Company meets its operating plans, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all. If the Company is not able to repay the loan principal and related interest at maturity on June 30, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

The Company's expectation of funding operations through June 2000 does not take into account cash required for maturity of an $11,000,000 loan on June 30, 2000 from the acquisition of Neuromag. Without raising additional capital or restructuring the payment terms and maturity of the loan, the Company will not be able to meet its payment obligation at maturity. The loan is collateralized by the entire share capital of Neuromag. There can be no assurance that the Company will be able to raise additional capital to repay the loan or restructure the loan on terms acceptable to the Company, if at all.

Additional risks and uncertainties include, but are not limited to, satisfying customer performance and service requirements for our systems, identification of additional clinical applications for MSI, unreliable diagnostic information, increased government regulations and requirements, foreign exchange risks and a highly volatile stock price. The reader is encouraged to refer to the MD&A of this 10-Q and the Company's other Securities and Exchange Commission filings, including its most recent Form 10-K as of

September 30, 1999, to ascertain the extent and magnitude of these and other risks and uncertainties the Company may encounter.


4.   BASIC AND DILUTED NET LOSS PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Common stock equivalents are antidilutive and are excluded from the computation of basic and diluted net loss per share.

5.   INVENTORIES

The composition of inventories is as follows:


                                                 March 31,                        September 30,
                                                   2000                               1999
                                                ----------                        -------------
     Raw materials                              $      343                         $      170
     Work-in process                                 3,687                              3,562
     Finished goods                                  3,318                                251
                                                ----------                         ----------
                                                $    7,348                         $    3,983
                                                ==========                         ==========

The Company regularly evaluates the composition of its inventories and has established reserves for estimated obsolete and excess inventories. The values presented are net of these reserve estimates.

6.    CUSTOMER BACKLOG AND DELIVERY RISK

As of March 31, 2000, the aggregate amount of revenue backlog from firm orders for the Company's Magnes and Vectorview products and services was approximately $12,313,000 of which the Company expects to fill approximately $6,420,000 before September 30, 2000. The revenue backlog includes orders for two Magnes 3600 WH systems, a Magnes 2500 WH, a Magnes 1300 C cardiac system, three Vectorview systems and deferred service revenues. Future cash proceeds related to such backlog total approximately $7,323,000, subject to currency fluctuations. As sales of the Company's systems typically involve transactions of $1 million or more, revenues and backlog are expected to fluctuate significantly from period to period depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

7.   SEGMENT INFORMATION

The Company operates in one segment that includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping sub-segments: the basic research market, the applications research market, and the commercial clinical market. To date, substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to, the basic research market. The Company also assesses its operations for 4-D and Neuromag on a stand-alone basis. Summary data related to 4-D and Neuromag is as follows:


                                          Three Months Ended                   Six Months Ended
                                             March 31, 2000                     March 31, 2000

                                           4-D         Neuromag                   4-D       Neuromag
                                           ---       ------------          -------------  -----------




         Revenues                     $    194,000   $    137,000          $     472,000  $   137,000
         Gross margin                     (291,000)      (183,000)              (563,000)    (183,000)
         Operating loss                 (2,639,000)      (454,000)            (4,426,000)    (454,000)
         Net loss                     $ (3,093,000)  $   (498,000)         $  (4,813,000) $  (498,000)

As of March 31, 2000, total assets for 4-D and Neuromag totaled $20,461,000 and $3,773,000, respectively.

8.   RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Restricted cash primarily consists of cash balances required to be held under contractual obligation to provide future services pertaining to sales of MSI systems totaling approximately $142,000 and a portion of the Company's royalty obligation totaling approximately $625,000.

9.   COMPREHENSIVE INCOME

The functional currency of Neuromag Oy is the Finnish Markka. As such, translation adjustments related to the financial statements of Neuromag Oy are accounted for as a component of comprehensive income. For the three and six months ended March 31, 2000, such translation adjustments were immaterial.

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The effective date of SAB 101 was amended by SAB 101A in March 2000. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The Company is required to adopt the provisions of SAB 101 in the first fiscal quarter of the first fiscal year beginning after December 15, 1999, and believes that its accounting policies conform to the provisions of SAB 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 1999. The reader should also refer to the Company's filing on Form 8-K on January 6, 2000 and Form 8-K/A on March 6, 2000. See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

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

As of March 31, 2000, over forty Magnes and Vectorview systems have been installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by 4-D and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes and Vectorview MSI systems.

In fiscal 1995, 4-D announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of March 31, 2000, the Company had shipped twelve Magnes 2500 WH systems and received eleven final acceptances from customers. In fiscal 1997 4-D commenced the development of the Magnes 3600 WH, initially for a Japanese customer. Final development is expected to be complete in fiscal 2000. In fiscal 1998, the Company's Neuromag subsidiary shipped the first Vectorview to the University of Utah; it has since installed six more in Japan, two of which were installed during the second quarter of fiscal year 2000.

The current price of 4-D's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A major portion of the Company's sales has been, and are expected to be, in foreign markets. Although the distributor agreements that the Company has entered into in the Far East have required sales to be priced in U.S. dollars, the Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in U.S. dollars varied as the value of the U.S. dollar fluctuated against the quoted foreign currency price. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than the Company's functional currency. Consequently, the Company's reported results are subject to various risks, including without limitation, foreign currency risks. Although at March 31, 2000 the Company did not have any open forward exchange contracts, the Company may in the future enter into forward exchange contracts to partially hedge, or protect against, such foreign currency exposure, if appropriate. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk. See our discussion under "Risks and Uncertainties - If foreign currency rates fluctuate our return on sales in U.S. dollars may suffer" for a more detailed discussion of the quantitative and qualitative disclosures about market risk.

The Company believes that the relatively small number of proven medical applications for the Magnes and Vectorview systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of the acceptance of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one Magnes or Vectorview system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

Total revenues for the second quarter of fiscal 2000 were $331,000, including $163,000 of service revenues, compared to $2,648,000 of total revenues, including $99,000 of service revenues, for the second quarter of fiscal 1999. The decrease in total revenues was due to recognition of revenue for two 2500 WH systems and one Magnes system in the second quarter of fiscal 1999. Two Vectorview systems were shipped to customer sites in Japan during the second quarter of fiscal 2000, but this revenue will be recognized upon customer acceptance. Service revenues increased due to an increase in the amount of service contracts in effect in fiscal 2000. Total revenues for the first six months of fiscal 2000 were $609,000 including service revenues of $256,000 as compared to $2,767,000 of total revenues, including $191,000 of service revenues for the first six months of fiscal 1999.

Cost of revenues for the second quarter of fiscal 2000 were $805,000, compared to costs of $1,349,000 for the same period of fiscal 1999. The decrease in cost of revenues was related to the decrease in system sales. Cost of revenues for the first six months of fiscal 2000 were $1,355,000 as compared to $1,799,000 for the first six months of fiscal 1999.

Research and development expenses amounted to $985,000 and $1,530,000 for the three and six month periods ended March 31, 2000. These amounts represent a decrease of 26% for the quarter and 17% for the six month period ended March 31, 2000, compared to research and development expenses of $1,336,000 and $1,845,000 for the same periods in fiscal 1999. The decrease can be attributed to a reduction in the amount of expenses incurred to build product engineering testing equipment and the development of the Magnes 3600 WH system.

Marketing, general and administrative expenses increased by $689,000 to $1,634,000 for the second quarter of fiscal 2000, a 73% increase versus the comparable period in fiscal 1999. For the first six months of fiscal 2000, such expenses increased by $614,000 to $2,604,000, a 31% increase as compared to the same period last fiscal year. The increases are primarily due to the costs associated with the acquisition of Neuromag Oy, including goodwill amortization of $351,000 and additional marketing, general and administrative costs associated with the operation of that subsidiary.

Interest income (expense), net, totaled ($271,000) during the six months ended March 31, 2000 as compared to $243,000 during the comparable period in fiscal 1999. The increased net expense was the result of borrowing to acquire Neuromag Oy and a reduction of excess cash previously invested.

Net loss in the second quarter of fiscal 2000 amounted to $3,591,000 compared to a net loss of $875,000 for the comparable period in the prior fiscal year. Net loss for the six months ended March 31, 2000 was $5,311,000 as compared to $2,624,000 for the comparable period last fiscal year. The increased net loss for the six month period was primarily due to the lack of system sales and the increase in marketing and general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

On December 22, 1999, 4-D, acquired all of the issued and outstanding capital stock of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. and 4-D. Under the terms of the Share Purchase Agreement, 4-D paid a total of $10 million in cash to Marconi for the purchase of the shares and agreed to pay between a minimum of $2.5 million and a maximum of $5 million in royalties to Marconi under a royalty agreement over eight years, and additional consideration of up to approximately $1.8 million dependent upon the occurrence of certain future events.

To acquire the shares of Neuromag Oy, the Company has obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. The loan matures June 30, 2000. Martin Egli, a Board member of 4-D, also serves on the Board of Directors of AIG Private Bank Ltd. As part of its ongoing financing strategies, the Company intends to raise additional capital or restructure the payment terms and maturity of the loan facility for the purposes of repaying the loan and to continue to fund operations. There can be no assurance that the Company will be able to raise such capital or restructure the payment terms and maturity of the loan facility on terms acceptable to the Company, if at all. If the Company is unable to repay the loan principal and related interest at June 30, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

At March 31, 2000, the Company had a net working capital deficit of $11,573,000. At September 30, 1999, the Company's working capital was $3,274,000. The net decrease in working capital at March 31, 2000 was due to the short-term maturity of the $11,000,000 loan facility resulting from the acquisition of Neuromag Oy and to the funding of current operations with existing cash and short-term investments.

As of March 31, 2000, the aggregate amount of revenue backlog from firm orders for the Company's products and services was approximately $12,313,000 of which the Company expects to fill approximately $6,420,000 before September 30, 2000. The revenue backlog is composed of orders for two Magnes 3600 WH systems, a Magnes 2500 WH system, a Magnes 1300 C cardiac system, three Vectorview systems and deferred service revenues. Future cash proceeds related to such backlog total approximately $7,323,000.

Capital equipment expenditures totaling $102,000 for the first six months of fiscal 2000 was a decrease from the $630,000 for the same period in fiscal 1999. The fiscal 1999 period included the addition of a 2500 WH system for use in the epilepsy clinical testing program.

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

The Company's expectation of funding operations through June 2000 does not take into account funds required for maturity of the $11,000,000 AIG Bank loan facility in June 2000 from the acquisition of Neuromag Oy. Without raising additional capital or restructuring the payment terms and maturity of the loan facility, the Company will not be able to meet its payment obligation at maturity in June 2000. The loan facility is collateralized by the entire share capital of Neuromag. There can be no assurance that the Company will be able to raise additional capital or restructure the terms of the loan facility on terms acceptable to the Company, if at all. If the Company is unable to repay the loan principal and related interest at June 30, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. The Company's results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report, its Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

If we achieve the projections in our current business plan, we believe that we will be able to meet our business obligations through June of fiscal 2000. Even if we meet our operating plan projections, we will need to obtain additional financing in fiscal 2000 to fund operations and repay the AIG Bank $11,000,000 loan facility. We may not find such financing on terms acceptable to us, if at all. If the Company is unable to repay the loan principal and related interest at June 30, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

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

IF WE ARE UNABLE TO SATISFY CUSTOMER PERFORMANCE AND SERVICE REQUIREMENTS, WE MAY BE UNABLE TO COMPETE EFFECTIVELY.

Our success may be limited by our ability to satisfy customer performance requirements for our systems; as well as by our ability to complete, in a timely fashion, product developments and enhancements to satisfy customer requirements. In addition, if our distributors or we are not able to respond in a timely manner to service requirements, our competitiveness may be adversely impacted.

IF ADDITIONAL CLINICAL APPLICATIONS FOR MSI SYSTEMS ARE NOT IDENTIFIED BY OTHERS, OR US, OUR PRODUCTS MAY NOT BE VIABLE.

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

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR MSI PROCEDURES BY THIRD PARTY PAYORS, SALES WILL SUFFER.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of March 31, 2000, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

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

IF FOREIGN CURRENCY EXCHANGE RATES FLUCTUATE, OUR RETURN ON SALES IN U.S. DOLLARS MAY SUFFER.

A significant portion of our sales, receivables and payables are denominated in Finnish Markka, Deutsche Mark, and French Franc. Fluctuations in the value of these foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. As a result of exchange rate fluctuations, we recognized a foreign currency translation loss of approximately $147,000 during the six months ended March 31, 2000. In the normal course of business, we may use forward exchange contracts to hedge against such foreign currency risks. At March 31, 2000, we did not have any open forward currency exchange contracts. Our hedging activities, if used, may not adequately protect us against the risks associated with foreign currency fluctuations. We may experience currency losses in the future.

INTEGRATING 4-D NEUROIMAGING AND NEUROMAG OY WILL BE DIFFICULT AND MAY POSSIBLY FAIL, ADVERSELY AFFECTING OUR BUSINESS.

Our acquisition of Neuromag on December 22, 1999 brought together two previous international competitors. Risks common to such mergers include:

     -   Difficulties in attempting to integrate the technologies or operations.

     - Difficulties in achieving the possible financial and strategic advantages such a merger may provide or imply.

     -   New competitors enter the market.

     - Product brand recognition and customer awareness or satisfaction deteriorates.

     - Management is unable to make the changes necessary without their attention being diverted from normal business operations.

     -   Employee relationships suffer.

     - Geographic separation, language barriers and cultural differences inhibit effective communication and management effectiveness.

     -   Increased currency risk exposure.

     -   The potential loss of key employees of the acquired company.

Also, it is possible that despite a successful integration, future results of operations of the merged company do not meet expectations, due to other risks discussed in this 10-Q or other documents filed with the SEC, and other factors.

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

In addition, the loss of the services of the Chief Executive Officer, D. Scott Buchanan and Antti Ahonen, Managing Director of Neuromag Oy, would have a materially adverse effect on our prospects. Currently none of the executive officers of the Company have an employment agreement or contract with the Company; all are "at-will" and under no specified term arrangements.

OUR STOCK PRICE IS HIGHLY VOLATILE AND SUBJECT TO SWINGS BASED ON SALES AND OTHER MARKET CONDITIONS.

The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, 4-D's relatively low trading volume increases the likelihood and severity of volume fluctuations, which likely will result in a corresponding increase in the volatility of 4-D's Common Stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, developments in the Company's relationships with collaborative partners, general market conditions and the timing of decisions by existing 4-D stockholders to sell large positions of our Common Stock may have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" under the caption "Risks and Uncertainties - If foreign currency rates fluctuate our return on sales in U.S. dollars may suffer."

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on March 3, 2000 and proxies for such meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Company's nominees for directors as listed in the proxy statement and all such nominees were elected. In addition, the following matters were adopted by the Shareholders at the Annual Meeting.

(a) To ratify the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 2000

  For - 65,106,539   Against - 29,400    Abstain - 9,175

(b) For the election of Nominees to the Board of Directors to hold office until the next Annual Meeting of Shareholders.

                                                        For                      Against
                                                        ---                      -------
     D. Scott Buchanan                               65,086,094                  59,020
     Martin P. Egli                                  65,086,289                  59,825
     Enrique Maso                                    65,086,289                  59,825



     Galleon Graetz                                  65,086,289                  59,825
     Antti Ahonen                                    65,086,289                  59,825
     Martin Velasco                                  65,086,289                  59,825

(c) To approve an amendment to the Company's Articles of Incorporation to change the Company's name from Biomagnetic Technologies, Inc. to 4-D Neuroimaging.

  For - 65,093,443   Against - 31,445    Abstain - 20,226

(d) To approve an amendment to the Company's 1997 Stock Incentive Plan to increase the maximum number of shares authorized for issuance over the term of the 1997 Plan by an additional 2,000,000 to 8,000,000

 For - 64,887,880   Against - 240,1448   Abstain - 17,086


ITEM 5.       OTHER INFORMATION

                  None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

                a)  EXHIBIT NO.                             DESCRIPTION

                   3.1                                      Fifth Amended and Restated
                                                            Articles of Incorporation.

                   3.2 (1)                                  Restated Bylaws.

                   27                                       Financial Data Schedule.

                  (1) This exhibit was previously filed as part of, and is
                      hereby incorporated by reference to, the same numbered
                      exhibit in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1, Registration Statement No. 33-29095, filed June 7, 1989, as amended by Amendment No. 1, filed June 13, 1989, Amendment No. 2, filed July 21, 1989 and Amendment No. 3, filed July 28, 1989.


                b)  Reports on  Form 8-K                    The Company filed a current Report on Form 8-K/A
                                                            on March 6, 2000 relating to the acquisition of
                                                            Neuromag Oy, to amend the current report on Form
                                                            8-K filed with the SEC on January 6, 2000 to
                                                            include financial statements of Neuromag Oy and
                                                            proforma combined statements of operations for
                                                            the Company and Neuromag Oy.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING

     May 12, 2000
                             /s/ D. Scott Buchanan
     ------------------      -----------------------------------------
     Date                    D. Scott Buchanan
                             President and Chief Executive Officer


     May 12, 2000
                             /s/ Aron P. Stern
     ------------------      -----------------------------------------
     Date                    Aron P. Stern
                             Vice President of Finance, Chief Financial Officer
                             Corporate Secretary, Principal Financial
                             and Accounting Officer