Form 10-Q
period 2000-06-30
4-D NEUROIMAGING
filed 2000-08-14
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2000
                               -------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------

Commission File Number:                 1-10285
                       ---------------------------------------------------------

                                4-D NEUROIMAGING
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

                                 (858) 453-6300
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code)


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

As of August 10, 2000 Registrant had only one class of common stock of which there were 84,898,754 shares outstanding.

PART I -- FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         JUNE 30,                 SEPTEMBER 30,
                                                                           2000                       1999
                                                                       -------------             -------------
                                                                        (UNAUDITED)
ASSETS
Cash and cash equivalents                                              $       1,500             $         441
Short-term investments                                                            48                     2,695
Restricted cash                                                                  375                        54
Accounts receivable, less allowance for
   doubtful accounts of $220 and $410                                          1,175                       365
Inventories                                                                    6,763                     3,983
Prepaid expenses and other current assets                                        810                       141
                                                                       -------------             -------------
     Total current assets                                                     10,671                     7,679
                                                                       -------------             -------------

Net property and equipment                                                       981                       870
Goodwill                                                                      10,535                         -
Restricted cash                                                                  350                       165
Deferred income taxes                                                            545                         -
Other assets                                                                     550                       156
                                                                       -------------             -------------

TOTAL ASSETS                                                           $      23,632             $       8,870
                                                                       =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                       $       2,393             $       1,314
Accrued liabilities                                                            1,681                       470
Accrued salaries and employee benefits                                           452                       429
Customer deposits                                                              4,217                     1,714
Deferred revenues                                                                363                       318
Current portion of royalty obligation                                            312                         -
Current portion of capital lease obligations                                      12                        23
Investment in Magnesensors                                                       195                       137
Interest payable                                                                  33                         -
Notes payable                                                                 12,313                         -
                                                                       -------------             -------------
     Total current liabilities                                                21,971                     4,405
                                                                       -------------             -------------

Royalty obligation, net of current portion                                     2,188                         -
Capital lease obligations, net of current portion                                 36                        51
Deferred revenues                                                                137                       308
                                                                       -------------             -------------
     Total liabilities                                                        24,332                     4,764
                                                                       -------------             -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
Common stock -- no par value, 200,000,000 shares
  authorized; 84,898,754 and 83,367,112 shares issued
  and outstanding                                                            100,079                    99,392
Additional paid-in capital                                                     3,000                     3,000
Accumulated deficit                                                         (103,779)                  (98,286)
                                                                       -------------             -------------
     Total shareholders' equity (deficit)                                       (700)                    4,106
                                                                       -------------             -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   $      23,632             $       8,870
                                                                       =============             =============


            See notes to consolidated condensed financial statements.

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                         2000             1999               2000            1999
                                                         ----             ----               ----            ----
REVENUES
    Products                                         $      5,073     $       104        $     5,426     $     2,665
    Product services                                          171             103                427             294
    Contract research and other                                 -              26                  -              41
                                                     --------------   --------------     --------------  --------------
                                                            5,244             233              5,853           3,000
                                                     --------------   --------------     --------------  --------------

COST OF REVENUES
    Products                                                2,850             444              3,903           1,930
    Product services                                           63              51                365             118
    Contract research and other                                 -              23                  -              37
                                                     --------------   --------------     --------------  --------------
                                                            2,913             518              4,268           2,085
                                                     --------------   --------------     --------------  --------------

GROSS MARGIN                                                2,331            (285)             1,585             915

OPERATING EXPENSES
    Research and development                                  653             981              2,183           2,826
    Marketing, general and administrative                   1,577           1,055              4,181           3,277
                                                     --------------   --------------     --------------  --------------
                                                            2,230           2,036              6,364           6,103
                                                     --------------   --------------     --------------  --------------

OPERATING INCOME (LOSS)                                       101          (2,321)            (4,779)         (5,188)

    Interest income (expense), net                           (258)             43               (529)            285
    Loss from investment in
      Magnesensors                                            (21)              -                (58)              -
    Other expense, net                                         (4)              -                (86)              -
                                                     --------------   --------------     --------------  --------------

LOSS BEFORE INCOME TAX PROVISION                     $       (182)    $    (2,278)       $    (5,452)    $    (4,903)

    Income tax provision                                        -               -                 41               -

NET LOSS                                             $       (182)    $    (2,278)       $    (5,493)    $    (4,903)
                                                     ==============   ==============     ==============  ==============

BASIC AND DILUTED NET LOSS PER SHARE                 $      (0.00)    $     (0.03)       $     (0.06)      $  $(0.06)
                                                     ==============   ==============     ==============  ==============

Weighted average number of shares outstanding              84,851          83,367             84,033          83,367
                                                     ==============   ==============     ==============  ==============


            See notes to consolidated condensed financial statements.

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   NINE MONTHS ENDED
                                                                                        JUNE 30,

                                                                            2000                       1999
                                                                        -------------              -------------
OPERATING ACTIVITIES
    Net loss                                                            $     (5,493)              $     (4,903)
    Adjustments to reconcile net loss to net
    cash used in operating activities, net of impact from
    acquisition of Neuromag:
    Depreciation                                                                 285                        109
    Amortization of goodwill                                                     702                          -
  Changes in operating assets and liabilities:
    Restricted cash                                                             (506)                        81
    Accounts receivable                                                          (51)                       302
    Inventories                                                                 (829)                      (283)
    Prepaid expenses and other                                                  (338)                       (64)
    Other assets                                                                (292)                        35
    Accounts payable                                                            (241)                        60
    Accrued liabilities                                                          421                         46
    Accrued salaries and employee benefits                                        23                          -
    Customer deposits                                                          1,970                     (1,195)
    Deferred revenue                                                            (126)                      (315)
    Interest payable                                                              33                          -
                                                                        -------------              -------------
        Net cash used in operating activities                                 (4,442)                    (6,127)
                                                                        -------------              -------------

INVESTING ACTIVITIES
    Net change in short-term investments                                       2,698                      6,168
    Interest receivable                                                            -                        (47)
    Purchases of property and equipment                                         (216)                      (708)
    Loss from investment in Magnesensors                                          58                          -
    Acquisition of Neuromag, net of cash acquired                             (9,507)                         -
                                                                        -------------              -------------
        Net cash (used in) provided by investing activities                   (6,967)                     5,413
                                                                        -------------              -------------

FINANCING ACTIVITIES
    Proceeds from notes payable                                               11,828                          -
    Payments on notes payable                                                    (21)                         -
    Payments on capital lease obligations                                        (26)                         -
    Proceeds from stock options exercised                                        687                          -
                                                                        -------------              -------------
      Net cash provided by financing activities                               12,468                          -
                                                                        -------------              -------------
                                                                                                              -
Net Increase (Decrease) in Cash and Cash Equivalents                           1,059                       (714)
                                                                        -------------              -------------

Cash and Cash Equivalents at Beginning of Period                                 441                      2,282
                                                                        -------------              -------------

Cash and Cash Equivalents at End of Period                              $      1,500               $      1,568
                                                                        =============              =============


            See notes to consolidated condensed financial statements.

           4-D NEUROIMAGING (FORMERLY BIOMAGNETIC TECHNOLOGIES, INC.)
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                                  NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                              2000                  1999
                                                                         -------------          ------------
Royalty obligation incurred in acquisition of Neuromag                   $     2,500            $        -

Property and equipment acquired under capital lease obligation           $         -            $       58


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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 2000 and the results of its operations and its cash flows for the periods presented.

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

On December 22, 1999, 4-D Neuroimaging acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). This transaction was accounted for under the purchase method. Under the terms of the Share Purchase Agreement, 4-D paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2.5 million and a maximum of $5 million in royalties to Marconi under an ancillary royalty agreement over 8 years, and additional consideration of up to approximately $1.8 million dependent upon the occurrence of certain future events.

The accompanying statements of operations include the results of operations of Neuromag Oy for the three and six months ended June 30, 2000 as results of operations between December 22, 1999 and December 31, 1999 were not material to the consolidated condensed statements of operations.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.   CAPITAL NEEDS FOR FUNDING DEBT OBLIGATIONS AND CONTINUING OPERATIONS

The Company has notes payable of $11.4 million due on December 29, 2000 and notes payable of $835,000 due on September 30, 2000. Based on its current cash position and expected cash flows from operations, the Company does not anticipate being able to satisfy its debt obligations at maturity or being able to fund continuing operations after December 2000. The Company's expectation of funding operations through December 2000 does not take into account cash required for maturities of its notes payable, and the Company must raise additional capital to continue operating and to meet debt servicing requirements. There can be no assurance that the Company will be able to raise such capital or restructure the payment terms and maturity of its loans on terms acceptable to the Company, if at all.

To acquire the shares of Neuromag Oy, the Company obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. Martin Egli, a Board member of 4-D, also serves on the Board of Directors of AIG Private Bank Ltd. ("AIG Bank" or "AIG"). The $11 million loan was restructured in July 2000 which extended the maturity date from June 30, 2000 to December 29, 2000. Additionally, AIG Bank increased the loan principal by $400,000 to $11.4 million, and the additional $400,000 has been used to fund operations. In June 2000, Brain Diagnostic Network ("BDN"), a related party controlled by Board members, loaned the Company $835,000 which is due on September 30, 2000. Loan proceeds from BDN were used to satisfy $485,000 of interest due on the AIG loan at June 30, 2000 and $350,000 was used to meet working capital requirements. If the Company is not able to repay the AIG loan principal and related interest at maturity on December 29, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MSI systems, the Company expects to have sufficient cash to continue operations through December 2000 without taking into account cash requirements for maturities of its notes payable. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. The Company is working with these shareholders and related parties to provide additional funding to reduce or repay existing debt and continue to fund operations. There can be no assurance that these sources of capital will continue to remain available, or that the existing debt can be extended.

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

To date, the Company has been engaged principally in research and development activities, and has made only low volume sales to a variety of medical research institutions and hospitals. The Company is currently dependent on its Magnes-Registered Trademark-2500 WH and Vectorview systems for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications development and testing needs to be conducted with MSI systems at major clinical research centers before a substantial commercial clinical market may emerge. The Company is currently finalizing development of its Magnes 3600 WH system, which is targeted primarily to research markets. The Company must continue to depend upon sales to the research marketplace to meet its revenue goals for the near-term. There can be no assurance that a substantial commercial market will develop for diagnostic or monitoring uses of the Company's MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for the Company's MSI systems will have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures using MSI systems. To date, reimbursements from third party payors have been on a case-by-case basis. As of June 30, 2000, there have been limited reimbursements from third party payors in the United States. Although the number of third party payors making reimbursements has increased to over 200 in the U.S., there is no assurance that third party reimbursements will become widely available.

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

For the nine months ended June 30, 2000, the Company incurred a net loss of $5,493,000 and had negative cash flows from operations of $4,442,000. At June 30, 2000, the Company had an accumulated deficit of $103,779,000 and a working capital deficit of $11,300,000. The Company anticipates that during the remainder of calendar year 2000, operating and working capital and debt maturity requirements will substantially exceed cash projected to be generated by product sales.

Based on its current operating plans, revenue expectations, expected capital expenditures, expected working capital requirements and existing capital resources, the Company will require additional funds on an ongoing basis. Realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's Magnes and Vectorview systems will be achieved in order to realize the current operating plans. Even if the Company meets its operating plans, the Company must continue to fund its operating needs and service its debt, and is currently considering a number of financing alternatives, such as the sale of equity or debt securities. Historically, the Company's sources of capital to fund operations and service debt has been to raise equity or borrow funds from its majority shareholders and related parties. There can be no assurances that such financing will be available on terms acceptable to the Company, if at all.

The Company's expectation of funding operations through December 2000 does not take into account cash required for maturity of its $11,400,000 AIG loan from the acquisition of Neuromag and maturity of its $835,000 BDN notes payable that was used to service interest on the AIG loan and to fund operations. Without raising additional capital or restructuring the payment terms and maturity of the loans, the Company will not be able to meet its payment obligations at maturity. The AIG loan is collateralized by the entire share capital of Neuromag and upon default on the loan, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

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

4.   ACQUISITION OF NEUROMAG OY AND PRO FORMA DATA

The accompanying unaudited consolidated condensed balance sheets at June 30, 2000 contain an allocation of the purchase price of Neuromag Oy, based on estimates of the fair value of assets and liabilities acquired. The fair value of such assets and liabilities acquired may be adjusted in the near term as more information becomes available. This could affect the value of goodwill reflected in these financial statements. Goodwill is being amortized over a period of eight years.

Unaudited condensed pro forma net sales and net loss for the nine months ended June 30, 2000 and June 30, 1999, assuming the acquisition of Neuromag Oy occurred on September 30, 1999 and September 30, 1998, respectively, are as follows (in thousands):


                                                Nine months ended
                                                   (unaudited)

                                    JUNE 30, 2000             JUNE 30, 1999
                                    -------------             -------------
         Net revenues                 $  7,175                  $  6,967
         Net loss                     $ (6,732)                 $ (6,782)


5.   BASIC AND DILUTED NET LOSS PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Common stock equivalents are antidilutive and are excluded from the computation of basic and diluted net loss per share.

6.   INVENTORIES

The composition of inventories is as follows:


                                                 June 30,                         September 30,
                                                   2000                               1999
                                                ----------                        ------------
     Raw materials                              $      359                         $      170
     Work-in process                                 4,986                              3,562
     Finished goods                                  1,418                                251
                                                ----------                         ----------
                                                $    6,763                         $    3,983
                                                ==========                         ==========


The Company regularly evaluates the composition of its inventories and has established reserves for estimated obsolete and excess inventories. The values presented are net of these reserve estimates.

7.    CUSTOMER BACKLOG AND DELIVERY RISK

As of June 30, 2000, the aggregate amount of revenue backlog from firm orders for the Company's Magnes and Vectorview products and services was approximately $13,314,000 which the Company does not expect to recognize before September 30, 2000. The revenue backlog includes orders for two Magnes 3600 WH systems, four Vectorview systems and deferred service revenues. Future cash proceeds related to such backlog totals approximately $9,788,000, subject to currency fluctuations. As sales of the Company's systems typically involve transactions of $1 million or more, revenues and backlog are expected to fluctuate significantly from period to period depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

8.   SEGMENT INFORMATION

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


                                         Three Months Ended                     Nine Months Ended
                                            June 30, 2000                         June 30, 2000

                                          4-D           Neuromag                4-D           Neuromag
                                          ---           --------                ---           --------
         Revenues                     $ 2,099,000     $ 3,145,000          $   2,571,000    $ 3,282,000
         Gross margin                     559,000       1,772,000                  1,000      1,584,000
         Operating loss/income         (1,163,000)      1,264,000             (5,688,000)       909,000
         Net loss /income             $(3,093,000)    $ 2,911,000          $  (6,358,000)   $   865,000


As of June 30, 2000, total assets for 4-D and Neuromag totaled $18,524,000 and $5,108,000, respectively.

9.   RESTRICTED CASH

Restricted cash primarily consists of cash balances required to be held under a guaranteed letter of credit for Magnesensors for $100,000 and a portion of the Company's royalty obligation totaling approximately $625,000.

10.  COMPREHENSIVE INCOME

The functional currency of Neuromag Oy is the Finnish Markka. As such, translation adjustments related to the financial statements of Neuromag Oy are accounted for as a component of comprehensive income. For the three and nine months ended June 30, 2000, such translation adjustments were immaterial.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The effective date of SAB 101 was amended by SAB 101B in June 2000. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The Company is required to adopt the provisions of SAB 101 in the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999, and believes that its accounting policies conform to the current provisions of SAB 101.

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

As of June 30, 2000, over forty Magnes and Vectorview systems have been installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by 4-D and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's Magnes and Vectorview MSI systems.

In fiscal 1995, 4-D announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of June 30, 2000, the Company had shipped twelve Magnes 2500 WH systems and received eleven final acceptances from customers. In fiscal 1997 4-D commenced the development of the Magnes 3600 WH, initially for a Japanese customer. Final development is expected to be complete in fiscal 2000. In fiscal 1998, the Company's Neuromag subsidiary shipped the first Vectorview to the University of Utah; it has since installed six more in Japan, three of which were accepted during the third quarter of fiscal year 2000.

The current price of 4-D's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A major portion of the Company's sales have been, and are expected to be, in foreign markets. Although the distributor agreements that the Company has entered into in the Far East have required sales to be priced in U.S. dollars, the Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in U.S. dollars varied as the value of the U.S. dollar fluctuated against the quoted foreign currency price. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than U.S. dollars. Consequently, the Company's reported results are subject to various risks, including without limitation, foreign currency risks. Although at June 30, 2000 the Company did not have any open forward exchange contracts, the Company may in the future enter into forward exchange contracts to partially hedge, or protect against, such foreign currency exposure, if appropriate. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk. See our discussion under "Risks and Uncertainties - If foreign currency rates fluctuate our return on sales in U.S. dollars may suffer" for a more detailed discussion of the quantitative and qualitative disclosures about market risk.

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

RESULTS OF OPERATIONS

The Company's results of operations for the quarter ended June 30, 2000 report increased margins, operating profit, and a substantial reduction in net loss as compared to the quarter ended June 30, 1999. These improved results are primarily due to the favorable timing of multiple product acceptances, revenue recognition and a change in product mix from the acquisition of Neuromag Oy. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the Company's fiscal year ending September 30, 2000 or for future quarters.

Total revenues for the third quarter of fiscal 2000 were $5,244,000, including $171,000 of service revenues, compared to $233,000 of total revenues, including $103,000 of service revenues, for the third quarter of fiscal 1999. This increase in total revenues was due to the recognition of revenue for a 2500 WH system, a 1300 C cardiac system and three Vectorview systems in the third quarter of fiscal 2000. Total revenues for the first nine months of fiscal 2000 were $5,853,000, including service revenues of $427,000, as compared to $3,000,000 of total revenues, including $294,000 of service revenues for the first nine months of fiscal 1999.

Cost of revenues for the third quarter of fiscal 2000 were $2,913,000, compared of $518,000 for the same period of fiscal 1999. Cost of revenues for the first nine months of fiscal 2000 were $4,268,000 as compared to $2,085,000 for the first nine months of fiscal 1999. The increase in cost of revenues was related to the recognition of five system sales in the third quarter of fiscal 2000.

Research and development expenses amounted to $653,000 and $2,183,000 for the three and nine month periods ended June 30, 2000. These amounts represent a decrease of 33% for the quarter and 23% for the nine month period ended June 30, 2000, compared to research and development expenses of $981,000 and $2,826,000 for the same periods in fiscal 1999. These decreases can be attributed to a reduction in the amount of expenses incurred to build product engineering testing equipment and development of the Magnes 3600 WH system as compared to fiscal 1999.

Marketing, general and administrative expenses increased by $522,000 to $1,577,000 for the third quarter of fiscal 2000, a 50% increase versus the comparable period in fiscal 1999. For the first nine months of fiscal 2000, such expenses increased by $904,000 to $4,181,000, a 28% increase as compared to the same period last fiscal year. The increases are primarily due to the costs associated with the acquisition of Neuromag Oy, including goodwill amortization of $702,000 for the first nine months of fiscal 2000, and additional marketing, general and administrative costs associated with the operation of that subsidiary.

Interest income (expense), net, totaled ($258,000) for the three months and ($529,000) during the nine months ended June 30, 2000, as compared to $43,000 and $285,000 during the comparable periods in fiscal 1999. The increased net expense in fiscal 2000 was the result of borrowing to acquire Neuromag Oy and a reduction of invested cash.

Net loss for the third quarter of fiscal 2000 amounted to $182,000 compared to a net loss of $2,278,000 for the comparable period in the prior fiscal year. The reduction in net loss was due to the recognition of five system sales during the quarter. Net loss for the nine months ended June 30, 2000 was $5,493,000 as compared to $4,903,000 for the comparable period last fiscal year. The increased net loss for the nine month period was primarily due to the increase in marketing and general and administrative costs from the acquisition of Neuromag Oy.

LIQUIDITY AND CAPITAL RESOURCES

The Company has notes payable of $11.4 million due on December 29, 2000 and notes payable of $835,000 due on September 30, 2000. Based on its current cash position and expected cash flows from operations, the Company does not anticipate being able to satisfy its debt obligations at maturity or being able to fund continuing operations after December 2000. The Company's expectation of funding operations through December 2000 does not take into account cash required for maturities of its notes payable, and the Company must raise additional capital to continue operating and to meet debt servicing requirements. There can be no assurance that the Company will be able to raise such capital or restructure the payment terms and maturity of its loans on terms acceptable to the Company, if at all.

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

To acquire the shares of Neuromag Oy, the Company obtained a loan from AIG Private Bank Ltd. totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity unaffiliated with the Company. Martin Egli, a Board member of 4-D, also serves on the Board of Directors of AIG Private Bank Ltd. The $11 million loan was restructured in July 2000 which extended the maturity date from June 30, 2000 to December 29, 2000. Additionally, AIG Bank increased the loan principal by $400,000 to $11.4 million, and the additional $400,000 has been used to fund operations. In June 2000, Brain Diagnostic Network ("BDN"), a related party controlled by Board members, loaned the Company $835,000 which is due on September 30, 2000. Loan proceeds from BDN were used to satisfy $485,000 of interest due on the AIG loan at June 30, 2000 and $350,000 was used to meet working capital requirements. If the Company is not able to repay the AIG loan principal and related interest at maturity on December 29, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

At June 30, 2000, the Company had a net working capital deficit of $11,300,000. At September 30, 1999, the Company's working capital was $3,274,000. The net decrease in working capital at June 30, 2000 was due to the short-term nature of the notes payable totaling $12,313,000 and to the funding of current operations with existing cash and short-term investments.

As of June 30, 2000, the aggregate amount of revenue backlog from firm orders for the Company's products and services was approximately $13,314,000 of which the Company does not expect to fill any before September 30, 2000. The revenue backlog is composed of orders for two Magnes 3600 WH systems, four Vectorview systems and deferred service revenues. Future cash proceeds related to such backlog total approximately $9,788,000.

Capital equipment expenditures totaling $169,000 for the nine months of fiscal 2000 was a decrease from the $708,000 for the same period in fiscal 1999. The decrease in capital expenditures is attributable to the Company's liquidity concerns.

The Company anticipates that in fiscal 2000 operating and working capital requirements will substantially exceed cash projected to be generated by product sales. Historically, the Company has raised capital resources from private placements of its common stock and debt offerings to continue to fund operations. Based on its current operating plans, revenue expectations, capital expenditures, expected working capital requirements and existing capital resources, the Company will require additional funds on an ongoing basis. Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MSI systems, the Company expects to have sufficient cash to continue operations through December 2000 without taking into account cash required for the maturities of its notes payable. The realization of the Company's operating plans is dependent upon its ability to successfully close a number of Magnes and Vectorview system sales in the current highly competitive market for the limited number of systems being purchased worldwide. Even if the Company meets its operating plan, the Company must continue to fund its operating needs, and is currently considering a number of financing alternatives, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

The Company's expectation of funding operations does not take into account funds required for maturity of the $11,400,000 AIG loan facility due on December 29, 2000 or maturity of the $835,000 BDN notes payable due September 30, 2000. Without raising additional capital or restructuring the payment terms and maturity of the Company's debt obligations, the Company will not be able to meet its payment obligations at maturity in September and December 2000. The AIG loan is collateralized by the entire share capital of Neuromag. There can be no assurance that the Company will be able to raise additional capital or restructure the terms of the loans on terms acceptable to the Company, if at all. If the Company is unable to repay the AIG loan principal and related interest at maturity on December 29, 2000, the bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

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

We require additional capital to fund the Company's losses and working capital requirements on an ongoing basis. We will need to restructure the $835,000 BDN notes payable or obtain additional financing in September 2000 to fund operations and repay the notes and related interest in September, 2000. We also need to obtain financing before December 29, 2000 to repay the $11.4 million AIG loan facility. We may not be able to arrange such financing or restructure the notes on terms acceptable to us, if at all. If the Company is unable to repay the AIG loan principal and related interest at December 29, 2000, the AIG bank could exercise its rights in its security interests and take ownership of Neuromag Oy.

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

In the last three years, our negative cash flows from operations have been as follows:

                   -        $8,602,000 in fiscal 1999,
                   -        $5,520,000 in fiscal 1998, and
                   -        $2,032,000 in fiscal 1997.

Our cash projections from operations will not be sufficient to meet our operating and working capital requirements and debt maturity requirements in fiscal 2000.


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

To date, we have been engaged principally in research and development activities, and have made only low volume sales to medical research institutions. We are currently dependent on our Magnes 2500 WH and Vectorview systems for clinical market sales, for which there are currently limited clinical applications. Additional clinical applications testing needs to be conducted with the MSI system at major clinical research centers before a substantial commercial clinical market emerges. We must continue to depend upon sales to the basic research markets to meet our revenue goals for the near-term. We cannot assure you that a substantial commercial market will develop for diagnostic or monitoring uses of our MSI systems or for the MSI industry to become viable and profitable. A continued lack of clinical applications and commercial market for our MSI systems will have a material adverse impact on our financial position, results of operations and cash flows.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR MSI PROCEDURES BY THIRD PARTY PAYORS, SALES WILL SUFFER.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of June 30, 2000, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

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

IF FOREIGN CURRENCY EXCHANGE RATES FLUCTUATE, OUR RETURN ON SALES IN U.S. DOLLARS MAY SUFFER.

A significant portion of our sales, receivables and payables are denominated in Finnish Markka, Deutsche Mark, and French Franc. Fluctuations in the value of these foreign currencies relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. We cannot predict the effect of exchange rate fluctuations upon future operating results. As a result of exchange rate fluctuations, we recognized a foreign currency translation loss of approximately $192,000 during the nine months ended June 30, 2000. In the normal course of business, we may use forward exchange contracts to hedge against such foreign currency risks. At June 30, 2000, we did not have any open forward currency exchange contracts. Our hedging activities, if used, may not adequately protect us against the risks associated with foreign currency fluctuations. We may experience currency losses in the future.

INTEGRATING 4-D NEUROIMAGING AND NEUROMAG OY WILL BE DIFFICULT AND MAY POSSIBLY FAIL, ADVERSELY AFFECTING OUR BUSINESS.

Our acquisition of Neuromag on December 22, 1999 brought together two previous international competitors. Risks common to such mergers include:

     -   Difficulties in attempting to integrate the technologies or operations.
     - Difficulties in achieving the possible financial and strategic advantages such a merger may provide or imply.
     -   New competitors enter the market.
     - Product brand recognition and customer awareness or satisfaction deteriorates.
     - Management is unable to make the changes necessary without their attention being diverted from normal business operations.
     - Employee relationships suffer, and we risk the potential loss of key employees of the acquired company.
     - Geographic separation, language barriers and cultural differences inhibit effective communication and management effectiveness.
     -   Increased currency risk exposure.

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

OUR STOCK PRICE IS HIGHLY VOLATILE AND SUBJECT TO SWINGS BASED ON SALES AND OTHER MARKET CONDITIONS.

The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, 4-D's relatively low trading volume increases the likelihood and severity of volume fluctuations, which likely will result in a corresponding increase in the volatility of 4-D's Common Stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, adverse changes in the Company's relationships with its lenders, general market conditions and the timing of decisions by existing 4-D shareholders to buy or sell large positions of our Common Stock may have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period also may have a significant impact on the market price of the Common Stock.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" under the caption "Risks and Uncertainties - If foreign currency rates fluctuate our return on sales in U.S. dollars may suffer."



PART II.      OTHER INFORMATION

(SEE ATTACHED)

ITEM 4.       EXHIBITS AND REPORTS ON FORM 8-K.

                a)  EXHIBIT NO.              DESCRIPTION

                   3.1(1)                    Fifth Amended and Restated Articles
                                             of Incorporation

                   3.2(2)                    Related By-Laws

                  10.1 Loan Agreement between 4-D Neuroimaging and BDN, a company based in Spain, dated June 28, 2000, in the amount of $350,000.

                  10.2 Loan Agreement between 4-D Neuroimaging and BDN, a company based in Spain, dated June 28, 2000, in the amount of $484,595.

                  27                         Financial Data Schedule.

         (1) This exhibit was previously filed as a part of, and is hereby incoroporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000.

         (2) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, the same numbered exhibit in the Registration Statement filed pursuant to the Securities Act of 19933 on Form S-1 Registration Statement No. 33-29095, filed June 7, 1989, as amended by Amendment No. 1, filed June 13, 1989, Amendment No. 2, filed July 21, 1989 and Amendment No. 3, filed July 28, 1989.

                b)  Reports on  Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



4-D NEUROIMAGING


  August 11, 2000             /s/ D. Scott Buchanan
  --------------------        --------------------------------------------------
  Date                        D. Scott Buchanan
                              President and Chief Executive Officer


  August 11, 2000             /s/ Aron P. Stern
  --------------------        --------------------------------------------------
  Date                        Aron P. Stern
                              Vice President of Finance, Chief Financial Officer
                              Corporate Secretary, Principal Financial
                              and Accounting Officer