Form 10-K
period 2000-09-30
4-D NEUROIMAGING
filed 2001-01-12
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC, 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended               September 30, 2000
                         -------------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number                                 1-10285
                      ----------------------------------------------------------

                                4-D NEUROIMAGING
             (Exact name of registrant as specified in its charter)

         California                                  95-2647755
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                Identification Number)

   9727 Pacific Heights Boulevard, San Diego, California       92121-3719
-------------------------------------------------------------------------------
          (Address of principal executive offices)            (zip code)

Registrant's telephone number, including area code         (858) 453-6300
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value Per Share
------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of December 20, 2000 was $5,097,198 based on the closing price on that date on the Nasdaq Over the Counter Bulletin Board. Shares of Common Stock held by each officer, director, and holder of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's Common Stock, no par value, as of December 20, 2000 was 84,975,008 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Definitive Proxy Statement, to be filed not later than 120 days after September 30, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report where indicated.

2. Certain Exhibits filed with the Registrant's prior registration statements and reports are incorporated herein by reference into Part IV of this report.

                                4-D NEUROIMAGING

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                      INDEX

                                                                                          Page
                                                                                          ----
PART I

Item  1.   Business....................................................................     3
Item  2.   Properties..................................................................    20
Item  3.   Legal Proceedings...........................................................    21
Item  4.   Submission of Matters to a Vote of Security Holders.........................    21

PART II

Item  5.   Market for Registrant's Common Stock and Related Shareholder Matters........    21
Item  6.   Selected Financial Data.....................................................    22
Item  7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................    22
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...................    28
Item  8.   Financial Statements and Supplementary Data.................................    28
Item  9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure......................................................    28

PART III

Item 10.   Directors and Executive Officers of the Registrant..........................    28
Item 11.   Executive Compensation......................................................    28
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............    28
Item 13.   Certain Relationships and Related Transactions..............................    28

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.............    29
           Signatures..................................................................    32

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

COMPANY OVERVIEW

4-D Neuroimaging, (formerly Biomagnetic Technologies, Inc.), a California corporation, ("the Company", "4-D", "we", "us" and "our") was established in 1970 to produce specialized instruments for ultra-sensitive magnetic field and low temperature measurements. These products were supplied to physicists for basic research. The Company has been developing its core magnetic sensing technologies since the early 1970s and has incorporated these technologies into its Magnetic Source Imaging ("MSI") systems. Since 1984, the primary business of the Company has been the development of MSI systems that locate and measure magnetic fields generated by the human body, and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. These measurements provide useful information about the normal and abnormal functioning of the brain, heart, spine and other organs. Currently, the Company is focusing its efforts on MSI applications for the brain.

The Company is experiencing serious liquidity issues and incurred a net loss of $8,127,000 and negative cash flows from operations of $5,217,000 in fiscal 2000. At September 30, 2000, the Company had an accumulated deficit of $106,413,000, a net capital deficiency of $3,720,000 and a working capital deficiency of $14,186,000. On December 29, 2000, the Company did not make payment at maturity of a note payable with principal and accrued interest of approximately $11.9 million. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Notes to Consolidated Financial Statements for additional information with respect to 4-D Neuroimaging's fiscal 2000 performance and its current liquidity issues.

MSI systems use advanced superconducting technology to non-invasively detect and characterize naturally occurring magnetic fields that are one billion times smaller than the earth's magnetic field. This capability can be utilized to measure the typically very rapid changes in these magnetic fields, such as from the brain, effectively in real-time - i.e. thousands of times a second. The Company has successfully identified the usefulness of this technology in the evaluation and planning for surgical treatment of epilepsy, and the identification of important functional areas of the brain, e.g. motor and language-related cortex, that can be at risk during neurological surgery for tumors and other brain lesions. The Company and certain of its customers are continuing to investigate the value of the technology for the diagnosis of other disorders of the brain, such as dyslexia, stroke, mild head trauma, schizophrenia, depression and other neuropsychiatric disorders, as well as for problems of the heart, spine, and gastrointestinal system. To date, 4-D, its competitors and clinical researchers have identified a limited number of clinically validated diagnostic applications for MSI systems.

MSI differs significantly from other anatomical and functional imaging methods. Traditional medical imaging technologies such as X-ray, magnetic resonance imaging (MRI) and computed tomography (CT) provide valuable anatomical detail, but no direct functional information. Functional imaging methods such as electroencephalography (EEG), positron emission tomography (PET), single proton emission tomography (SPECT) and functional MRI (fMRI) have limited spatial or temporal resolution, or require invasive procedures, such as the injection of radioactive isotopes or surgical placement of electrodes into the brain, to locate normally or abnormally functioning areas of the brain. We believe that MSI is the only method that can noninvasively characterize the normal and abnormal function of the brain with the high temporal and spatial resolution necessary to be clinically useful in a wide range of applications. An MSI system, when used in conjunction with CT and MRI images, provides the clinician with information that links anatomy with function to provide a more complete picture of the patient's condition without the use of radioactive isotopes or costly invasive procedures.

PRODUCT AND MARKET DEVELOPMENT

In the mid-1980s, 4-D determined that a market for the use of MSI systems in the diagnosis of neurological and neuropsychiatric disorders was developing. In the late `80s and early 90s, we released the first clinically-useful MSI systems, the Magnes I and Magnes II systems. In 1996 we released the Magnes 2500 WH system, our first "whole head" instrument designed for evaluating brain function. This versatile product is appropriate for both clinical and basic research applications. Subsequently we released the Magnes 1300 C, a system for clinical research in the diagnosis of cardiac and other organ diseases. Since then, the Company has developed the advanced Magnes 3600 WH for basic research in neurological and neuropsychiatric disorders. In December 1999, 4-D acquired all of the issued and outstanding capital stock of Neuromag Oy, one of its main competitors which is located in Helsinki, Finland, thereby adding the Vectorview-TM- and Neuromag-TM- systems, which have a strong presence in the research market, especially in Japan. Similar to 4-D, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. 4-D operates Neuromag Oy as a subsidiary of 4-D and offers both product lines to its customers. Both product lines will be offered through common distribution channels throughout the world. See our discussion under "Liquidity and Capital Resources" under Part II, Item 7 for additional information regarding the acquisition.

As part of its market development strategy, the Company has targeted as near-term clinical applications for MSI, the evaluation of patients with epilepsy who are surgical candidates, and the pre-surgical functional mapping ("PSFM") of patients who are candidates for surgery that would endanger important functional areas of the brain. MSI systems are being used to assist physicians specializing in epilepsy to evaluate and surgically treat drug-resistant epileptic patients by making the process of locating the brain tissue that triggers such seizures more accurate and efficient. The systems are also being used for planning the surgical removal of brain tumors and vascular malformations in order to reduce the risk of neurological injury that might result in paralysis and expensive rehabilitation therapy.

In the United States alone there are over 100 tertiary care epilepsy centers that the Company has identified and believes could benefit from the use of MSI technology. The Company continues to direct its marketing and sales efforts towards these centers as potential customers for MSI systems in the U.S. These centers are typically affiliated with academic medical institutions with large neurosurgical programs that would also benefit from the PSFM application. In addition, the Company believes there is an equivalent number of epilepsy/PSFM centers with similar needs throughout the rest of the world.

To assist in the development of these market applications, we have in the past three years, helped sponsor clinical research efforts to validate the effectiveness of MSI as a diagnostic tool primarily at Henry Ford Hospital in Detroit, Michigan and Hermann Hospital in Houston, Texas.

The Company has been seeking to obtain reimbursement authorization approval for MSI procedures from insurers and health care providers. Since the initial third party reimbursement was received in September 1993, more than 200 insurance companies and other health care providers have approved reimbursement for certain MSI procedures performed with the Magnes, Neuromag and Vectorview systems. Expanding this reimbursement acceptance continues to be a priority for the Company over the next fiscal year. The Company will work with leading institutions in the treatment of epilepsy to establish the efficacy of MSI in the surgical evaluation of epilepsy patients as well as in PSFM. An important milestone for reimbursements is to receive a Common Physician Terminology ("CPT") code from the American Medical Association ("AMA"). The establishment and use of a CPT code makes the reimbursement procedure easier for the physician and payor. In October 2000, a petition was filed by the

American Academy of Neurology requesting from the AMA the establishment of a CPT code for the use of MEG in epilepsy. A review typically takes a year or more before approval is considered. There can be no guarantee regarding the outcomes of these efforts.

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

The technique of fMRI is used to create images related to localized changes in blood flow and oxygenation in the body. While fMRI has an advantage compared with PET and SPECT in that it does not involve injecting radioactive substances into the body, fMRI, PET and SPECT all have a relatively long physiological response time of one to five seconds, which prevents observation of rapidly changing activities. However, much of the valuable diagnostic information observed in electrical activity in the body occurs in intervals much less than one second, typically milliseconds, and is spontaneous in nature. Because of this technical deficiency, critical information about the sequence of activity, which is essential for understanding functional disorders such as epilepsy, is unavailable from these technologies.

Conventional ECG and EEG have a faster response time than fMRI, PET and SPECT, and provide critical information about the sequence of electrical activity, but generally lack the ability to locate the source of such activity with sufficient accuracy to guide diagnosis and therapy. Locational accuracy is lost because the electrical activity is distorted as it passes through body tissues between the electrical source in the brain or heart and recording electrodes on the body surface. For this reason, electrodes are often surgically implanted into the brain in an attempt to obtain accurate localization of functional abnormalities prior to surgery. Prior to ablation procedure, catheters may be surgically inserted into the heart. These procedures are invasive, generate patient discomfort, are very costly and involve potentially serious risk of infection and tissue damage.

MSI TECHNOLOGY

MSI is based on fundamental properties of electromagnetism. Electrical currents by their nature produce magnetic fields that are perpendicular to flow of current; these fields can in turn be detected by our technology. An MSI instrument detects the magnetic fields produced by intracellular electrical activity which, as discussed above, is associated with many of the body's most critical functions. Unlike electrical potentials generated by the body, which EEG and ECG are based upon, the corresponding magnetic fields are physically able to pass through surrounding body tissue undistorted and without obscuring the location of the source. MSI can non-invasively provide information about the location of the origin of normal and abnormal functional activity, by measuring and analyzing these magnetic fields. MSI can do this with a combination of millimeter spatial resolution and millisecond time resolution that has not been previously available without the use of surgically implanted electrodes, introducing radioactive or other tracer substances into the body or the use of other costly, invasive procedures.

THE 4-D MSI SYSTEMS

The Company's MSI systems - the whole-head Magnes 2500 WH, 3600 WH, Neuromag and Vectorview, and the Magnes 1300 C that is designed for the rest of the body - are systems consisting of superconducting detection coils and amplifiers called Superconducting Quantum Interference Devices ("SQUIDs"). Integrated with each system is a patient support chair/bed and patient monitoring systems isolated from environmental magnetic fields within a Magnetically Shielded Room ("MSR"), and a control console, electronic components, stimulus generating devices for PSFM and analysis workstations in a surrounding suite. These systems, as well as the older Magnes I and Magnes II systems, have been used in both neurological and cardiac applications and incorporate a number of unique technologies (which are discussed later under the caption "Patents, Know-How and Proprietary Rights").

The Magnes 2500 WH system employs a total of 148 magnetometers or gradiometers (magnetic detectors) incorporated into a sensor unit with a helmet shaped recess that is placed over the patient's head. The Magnes 3600 WH is almost identical to the 2500 WH except 248 magnetic detectors are incorporated within it. The Neuromag system employs two planar gradiometer at each of either 61 or 102 locations with a helmet shaped recess. The Vectorview system employs two planar gradiometers and a magnetometer at each of 102 locations within a helmet shaped recess. Such systems are designed for neurological applications. This design permits examination of the entire brain at once and can evaluate both ambulatory and critically ill patients in seated or fully reclined positions.

The Magnes 1300 C system employs 67 magnetometers or gradiometers installed in a sensor unit with a shallow concave lower surface designed to fit the human chest, abdomen or lower back. This system is designed to measure the functional activity of cardiac, gastrointestinal or other organ systems of the body and is also design to be used to assess fetal activity.

MEDICAL APPLICATIONS

The Company believes its Magnes, Neuromag and Vectorview systems have commercial potential in the diagnosis and treatment of a variety of neurological and other disorders. However, as a developing diagnostic technology, MSI technology faces several economic hurdles to commercial success. Sufficient numbers of diagnostic applications capable of generating cost savings or improved patient care as compared to competitive techniques need to be available in order for large numbers of hospitals and clinics to consider purchasing Magnes systems. Reimbursements for MSI procedures must be obtained from third party payors and evidence of routine approvals of reimbursements for clinical MSI procedures by third party payors must be available.

Currently, 4-D believes there are two medically accepted applications for its MSI systems; planning of surgical treatment for epilepsy, and presurgical functional mapping of the brain. To date, reimbursements from more than 200 insurance companies have been obtained for both procedures on a case-by-case basis. However, the expected volume of such procedures at many hospitals under current standard treatment practices may not provide sufficient operating revenue to completely offset the investment and operating cost of a MSI system.

Significant clinical research needs to be conducted before MSI systems can be deemed appropriate for the other applications described below. The Company has focused primarily on establishing the clinical and functional efficacy of MSI applications for epilepsy and functional mapping. We are pursuing programs to increase awareness of MSI technology in its target markets of neurosurgeons, electrophysiologists, neurologists, psychologists, and epileptologists. There can be no assurance that 4-D's systems will be accepted for commercial use in any of the areas mentioned in the foreseeable future.

EPILEPSY SURGERY

As of 1995 there were approximately 2.3 million people in the United States with recurrent epileptic seizures, with approximately 181,000 new cases emerging annually. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. It is estimated that at least 25 percent of the total epilepsy population have persistent seizures despite medical treatment, and could possibly benefit from surgical intervention. In 1993, only about 2,500 such procedures were performed. While there has been no subsequent reliable data published, the Company believes, based on its discussions with practitioners in the field, that the rate of surgical interventions has steadily increased and will continue to do so in the near future.

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

Recent medical literature shows that the information provided by MSI could, in many cases, improve or even help avoid invasive evaluation procedures. The Company believes the necessary information can be obtained with its MSI systems in a clinically acceptable time frame, and at a cost that will allow for routine use in evaluating patients for epilepsy surgery. In the past three years, the Company has been working with several epilepsy centers in the U.S. to look at the effectiveness of MSI in epilepsy in a prospective clinical trial.

PRESURGICAL FUNCTIONAL MAPPING

According to recent statistics, approximately 110,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of functional regions of the brain vary among healthy individuals and even more widely among patients with large brain lesions, and the locations can not be reliably determined solely from anatomical imaging such as MRI. However, by relating information about the primary sensory function areas provided by the Company's MSI systems to MRI-generated anatomical images, a functional map of the brain can be obtained and presented on a screen or recorded on film. Images thus produced with the Company's MSI systems allow the surgeon to reliably estimate the risk of damage to the identified functional areas that might arise from the surgery itself. These images also help the surgeon to select the best surgical approach, such as where to open the skull, and from which direction to access the targeted area to minimize the surgical risk.

Using the Company's MSI systems, reliable and practical methods of providing a functional map of the brain have been developed and verified. The functional areas of the brain that can be localized by MSI include; somatosensory cortex, motor cortex, visual cortex, auditory cortex and language-related cortex. These results have been reported in a number of peer-reviewed medical journals.

NEUROPSYCHIATRIC APPLICATIONS

Potential neuropsychiatric applications of MSI include schizophrenia and depression. It is currently estimated that approximately 3,000,000 people (1 percent of the U.S. population) will develop schizophrenia during the course of their lives, and at any given time approximately 100,000 people are hospitalized in public institutions in the U.S. A number of studies indicate that MSI can detect differences in the brain activity in schizophrenics compared to normal subjects. The variety and robustness of the differences suggest that MSI may eventually provide an objective indicator of the disease and be useful for monitoring treatment. Likewise, depressive illness affects a large number of adults in the U.S., more that 19,000,000 people each year. Preliminary studies suggest that MSI may provide an objective indicator of the disease and lead to more effective treatment.

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

Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. Each year in the U.S., more than 700,000 people suffer a major cerebrovascular event. The total direct cost to the U.S. health care system for treatment and rehabilitation of stroke exceeds $30 billion per year. MSI may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. As an indicator of neurological function, MSI may be useful to monitor rehabilitation and treatment of stroke patients.

It is estimated that approximately 1,000,000 people experience traumatic brain injury each year in the U.S., of which approximately 400,000 seek medical attention. In mild brain trauma, significant structural changes are rarely seen, and functional EEG changes are typically mild and diffuse. MSI may be more sensitive than EEG and MRI in identifying brain dysfunction in such patients and correlate well with symptomatic recovery.

Alzheimer's disease affects an estimated 4,000,000 million people in the U.S. Current diagnostic technologies, PET, SPECT and EEG are not widely accepted as being valid diagnostic or prognostic indicators of the disease. Preliminary indications suggest that MSI may show altered responses to sensory stimuli in Alzheimer's patients, thus providing a tool for diagnosis and treatment.

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

As of December 2000, the Company has fifty-three systems installed throughout the world. Installations are distributed among the United States, Germany, Austria, Spain, France, Finland, Japan, Taiwan, and China. Fourteen sites operate the Company's 148-channel Magnes 2500 WH system. Twelve sites operate the Company's 37-channel Magnes I and 74-channel Magnes II systems. Two sites operate a Magnes 1300 C system. Ten sites operate a Neuromag 122 system. Seven sites operate a Neuromag System 204. Eight sites operate a Vectorview system.

MARKETING, SALES AND DISTRIBUTION

MARKET DESCRIPTION

The overall market for the Company's MSI systems can be divided into three overlapping segments: the basic research market, the clinical research market and the commercial clinical market. Customers in each market segment are identified by the focus of their work, the source of purchase funds, and other characteristics, as described below.

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

There is substantial medical evidence supporting the view that a significant percentage of mental illness disorders have a physiological origin that can be treated by pharmaceuticals or other methods. Currently there are few objective measures of these physiological problems, making diagnosis and treatment, including measuring the effectiveness of the treatment, problematic. MSI has demonstrated the ability to provide accurate spatio-temporal maps of neurophysiological function that might serve as an objective measure, improving the clinical process. The Company believes the Magnes systems could fulfill a major need of physicians dealing with mental disorders. Researchers are in the early stages of investigating MSI applications for mental illness such as schizophrenia and depression. Other researchers are investigating learning and behavioral disorders, such as dyslexia and autism. As yet, no reliable estimates can be made of the number of patients in these categories who might be aided by information provided by the Magnes system. However, if the economic value of any one of these indications is demonstrated, a large and significant market could result.

MARKETING PROGRAMS

In order to promote sales in both the clinical applications development and commercial clinical markets, the Company's fundamental marketing strategy is to accelerate clinical applications development for the Magnes systems by collaborating with and promoting the work of a core group of influential medical centers engaged in applications development. The Company plans to continue implementation of this strategy by (i) encouraging physicians developing applications for the Company's MSI systems to publish their results in professional journals, (ii) participating in key medical meetings to generate interest among targeted medical specialists, (iii) direct mailings to encourage communication between research groups working with the MSI systems, (iv) site visits by key customers, (v) public relations activities, and (vi) involvement with the Epilepsy Foundation and its local affiliates.

DISTRIBUTION

The Company has a small direct-sales organization with the specialized skills needed to sell the Company's MSI systems in the United States. The European market is served by the Company's branch office in Aachen, Germany. Japan and the Far East excluding the Peoples Republic of China (PRC) are served by the biomedical division of Elekta K.K. ("Elekta", a Swedish medical equipment manufacturer and distributor). In the PRC, the Company is represented by Beijing Medi-Therm Instruments, Inc. (BMTI). In January 2000, the Company entered into a distribution agreement granting Elekta the exclusive rights to market, sell, distribute and service the Company's MSI products in certain regions of Asia and in Australia and New Zealand for an initial period of three years. In April 2000, the Company entered into a distribution agreement granting BMTI exclusive rights to market, sell, distribute and service the Company's MSI products in the PRC. The Company considers its relationship with both Elekta and BMTI to be very good. See Note 4 to our Consolidated Financial Statements for a discussion of segment and geographic information.

REIMBURSEMENT

The Company's long-term commercial success in the United States is dependent upon obtaining routine approval of payments for clinical MSI procedures by third-party payors. The Health Care Financing Administration ("HCFA"), which is responsible for the administration of Medicare, and the American Medical Association that administers the use of CPT codes by most third-party payors, follow similar guidelines for determining whether a specific procedure or health care technology is "reasonable" and "necessary" and, therefore, reimbursable under Medicare or private insurance coverage. These guidelines generally include consideration of whether (i) the procedure or technology is more or less costly than an alternative already covered by insurance, (ii) the added benefit of the procedure or technology is significant enough to justify the expense, and (iii) the procedure or technology provides significant medical benefits not otherwise available from other procedures or technologies.

Substantial data is already available to support the use of MSI, and the Company's MSI systems, for presurgical functional mapping and planning for epilepsy surgery. This includes a number of publications in peer-reviewed medical journals. The data has been successfully used by a number of medical centers to receive third-party reimbursement on a case-by-case basis. Since the first reimbursement was received in September 1993, more than 200 insurance companies and other healthcare providers have now approved reimbursement for these MSI procedures. An important milestone for reimbursements is to receive a CPT code from the AMA. The establishment and use of a CPT code makes the reimbursement procedure easier for the physician and payor. In October 2000, a petition was filed by the American Academy of Neurology requesting from the AMA the establishment of a CPT code for the use of MEG in epilepsy. A review typically takes a year or more before approval is considered. There can be no guarantee regarding the outcomes of these efforts. Although initial results are encouraging and a number of third-party payors have approved reimbursement, there is no assurance that third party reimbursement will become widely accepted.

In Japan, a large number of hospitals are government funded and operated. These hospitals are paid by the Japanese Ministry of Health and Welfare ("JMHW") only for procedures that have been approved by a reimbursement board of the JMHW. The JMHW follows guidelines similar to those followed by third-party payors in the U.S. in determining whether the Japanese government will reimburse a new medical procedure. Once reimbursement for a procedure is approved by the JMHW, all hospitals, both public and private, are reimbursed for the procedure at the same reimbursement rate. Since the Company's Magnes I, Magnes II and Magnes 2500 WH and Neuromag systems received approval from the JMHW for sales in Japan as clinical devices, Japanese public and private hospitals may purchase the systems for clinical use on patients. Reimbursement is not yet available from the Japanese government or Japanese third-party payors, but private Japanese hospitals are allowed to charge individual patients privately for procedures with the MSI systems.

In Europe, the current MSI sites have concentrated primarily on research, and have not in the past pursued governmental or private approval for reimbursement of MSI procedures. However, several European sites are currently investigating mechanisms for obtaining reimbursement of MSI examinations. There is no assurance at this time that these efforts will be successful, nor is an accurate time frame known to the Company.

PRODUCT PRICES AND TERMS OF SALE

The current prices for the Company's MSI systems range from approximately $1.0-$2.5 million, depending upon system configuration. Standard terms of sale provide for payments of 30-40% of the purchase price upon placement of the order, 40-50% upon shipment and the remaining balance when installation is completed and final acceptance is obtained from the customer. For European customers who receive their funding from governmental agencies, 4-D is generally required to provide a bank guarantee for the amount of the deposit that is usually released upon shipment and/or acceptance by the customer. The time between placement of an order and installation typically ranges between six and twelve months. The Company also enters into special collaboration arrangements with certain medical centers to promote clinical applications development. These standard terms of sale reflect changes from previous practices to accommodate customer requirements. The shift of payments from the down payment to the payment due upon shipping should have minimal effects on cash flow.

INSTALLATION, SERVICE AND TRAINING

In the medical device market, the ability to provide comprehensive and timely service is a key competitive advantage and is important for establishing customer confidence. Installation and service for the Company's products in the United States and Europe is provided from its San Diego, California headquarters and from the Company's branch office in Aachen, Germany, both of which maintain customer service departments capable of performing sophisticated systems installation and equipment maintenance. Elekta has its own service capabilities in Japan to service MSI systems sold in their distribution areas.

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

Historically, there has been ongoing price competition from the Company's main competitors for the limited number of whole head systems purchased worldwide. This competition has and may continue to affect profit margins on sales of the Company's whole head system, the extent of which is not presently determinable.

Companies known to 4-D that currently manufacture an integrated large-array MSI system are CTF Systems Inc., a Canadian company, Yokagawa Electric, a Japanese company, Shimadzu, a Japanese company and Daikin, a Japanese company. An MSI system produced by CTF Systems, Inc. has been cleared for sale as a clinical device in Japan by the JMHW. Yokagawa Electric has installed one system in the United States and three systems in Japan. Shimadzu has installed one system in Japan and Daikin has installed one system in Japan. The Company's ability to compete successfully, particularly in the Japanese market, may be negatively affected by the emergence of Japanese based competitors providing similar equipment.

The Company's ability to compete successfully, particularly against any of its current or potential future competitors, many of which have significantly greater financial, manufacturing, distribution, and technical resources than the Company, will depend upon various factors, including 4-D's ability to continue its technological and market development leadership role, and 4-D's ability to raise necessary capital for operations, further development and commercialization. (See "Liquidity and Capital Resources").

BACKLOG

As of September 30, 2000, the aggregate amount of revenue backlog from firm orders for Company products and services was approximately $10,800,000, compared to approximately $2,800,000 as of September 30, 1999, of which the Company expects to fill approximately $10,400,000 before September 30, 2001. The revenue backlog is composed primarily of orders for four Vectorview systems, two Magnes 3600 WH systems and deferred service revenues on systems accepted before September 30, 2000. The amount of cash yet to be generated from backlog at September 30, 2000 is approximately $5,700,000 compared to approximately $200,000 as of September 30, 1999. As sales of the Company's systems typically involve transactions of $1 million or more, backlog is expected to fluctuate significantly from year to year depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

RESEARCH AND DEVELOPMENT

The Company has funded its product research and development primarily through public and private sales of stock, and funds received from product sales. The Company spent $3,052,000, $3,729,000, and $1,756,000 for research and development in fiscal years 2000, 1999, and 1998 respectively. In fiscal 2000, research and development expenditures decreased due to the completion of development efforts for software and hardware enhancements for the Magnes 2500 WH, reduced support of the epilepsy clinical testing program at two research clinics in the United States, and completion of the development of the Magnes 3600 WH system. The Neuromag and Vectorview system development cycle was completed before the Company acquired Neuromag. In fiscal 1999, research and development expenditures increased due to development efforts for software and hardware enhancements for the Magnes 2500 WH, the construction of product development test equipment, support of the epilepsy clinical testing program at two research clinics in the United States, and ongoing development of the Magnes 3600 WH system.

New versions of operating software were released during fiscal 2000. For the Magnes I and Magnes II systems, software version 1.7 was released in August 1999. This update included Y2K compliance updates and Solaris 2 compatibility. It also brought many of the enhancements available in the newer systems to these older models. For the Magnes 2500 WH, software version 1.2.5 was released in July 2000. The Neuromag engineers have made numerous software enhancements for the Neuromag and Vectorview systems since their introduction.

MANUFACTURING AND MATERIALS

The Company engineers and manufactures every major component of its Magnes systems, other than the host computer and its peripherals, the MSR which houses the sensor, and the sensor position indicator hardware used to determine how the sensor is oriented to the body. The Company is also currently purchasing its SQUID production requirements. However, through the Company's partial ownership of Magnesensors, Inc., the Company has the ability to fabricate SQUIDS from materials that become superconductive at liquid helium and liquid nitrogen temperatures should such a need arise.

The Company's Vectorview systems are manufactured by third parties under purchase orders, and final assembly and testing takes place at Neuromag's facility in Finland. Certain components of the Vectorview systems are obtained from sole source vendors.

Of the major components of the MSI systems not manufactured by the Company, the host computer and peripherals are widely available standard items. The other major purchased components are constructed in accordance with Company specifications that ensure compatibility with its MSI system. The MSRs for MSI systems sold in the United States and Europe are currently supplied by two European manufacturers, and a third U.S.-based manufacturer has recently delivered its first MSR. The Company believes it has adequate alternate sources of supply for this major system component from these sources.

Certain product engineering designs are performed by the manufacturer, as are certain software and hardware components. The Company believes its use of outside designers is appropriate for the proven and mature state of the current systems, and has reduced the need for extensive in-house products engineering efforts. Currently, such engineering talent is difficult to recruit and retain, and the use of outside designers has not limited the Company's ability to produce competitive systems. However, there can be no assurance that the Company's dependence on outside design capabilities and more standard components will remain cost effective and timely, or will not limit the innovation of future systems and products.

The Company believes its current manufacturing and testing capacity in the U.S. and Finland is sufficient to satisfy present demand. In order to achieve its long-term objectives, however, the Company will be required to expand production capabilities, mainly through additional manufacturing personnel and by potentially subcontracting assembly of additional system components. There can be no assurance that the Company will be able to increase its level of output. The Company believes that its control over the development and manufacture of its MSI systems will enable it to modify its devices to address specific needs of anticipated clinical applications without significant dependence upon outside suppliers, manufacturers or providers of technology.

GOVERNMENTAL REGULATION; REGULATORY APPROVALS

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

The Company's continued compliance with applicable governmental regulations is assessed by internal audits and by audits of manufacturing operations and procedures conducted by the FDA and California Health Services. These agencies have the authority, among other rights, to limit or stop product shipments and require product recall should a failure to comply with regulations be observed. The Company has registered with the FDA and California Health Services as a medical device manufacturer. California Health Services has completed an inspection of the Company's U.S. facilities and manufacturing processes and has issued the Company a license which permits it to manufacture, sell and ship the Magnes systems as medical devices for diagnostic purposes. The FDA conducted an audit of the Company's U.S. operations for compliance with federal current Good Manufacturing Practices ("cGMP") regulation requirements in July 1996. The Company has updated its internal quality systems to be compliant with the current Quality System Regulations (QSRs) of the FDA. Based on internal audits the Company believes it is in full compliance with the FDA QSRs. In addition, the Company has been pursuing compliance with ISO 9001, an internationally recognized quality system which is compatible with the FDA QSR's and will aid in the Company's ability to ship systems worldwide, especially to the European Union. The Company believes it will obtain compliance during fiscal 2001. If the Company would fail to achieve compliance it would continue to be able to operate as it currently is, without ISO 9001 compliance.

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

Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices are subject to general controls, including Quality System Regulations (QSR, formally known as Good Manufacturing Practice), and examples of such devices are tongue depressors and hot water bottles. Class II devices are subject to general performance standards not yet established by regulation. General controls of Class I devices presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Examples of Class II devices are the ECG and EEG instruments. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Safety and efficacy must be demonstrated and supported by clinical data submitted to the FDA for "premarket approval". Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a Section 510(k) premarket notification, and subsequent FDA clearance to market. The Magnes I and Magnes II systems have been determined under the 510(k) process to be substantially equivalent to 4-D's prior Model 607 Neuromagnetometer and to EEG. The Magnes 2500 WH system has been found to be substantially equivalent to the Magnes II system. The Magnes 3600 WH system has been found to be substantially equivalent to the Magnes 2500 WH. The Neuromag 122 was found to be substantially equivalent to the Magnes I, and the Vectorview system was found to be substantially equivalent to the Neuromag 122. The Company's Magnes, Neuromag and Vectorview MSI systems are classified as Class II devices, and therefore are subject to the general controls of Class I devices and to performance standards that have not yet been defined for Class II devices.

While Western Europe and Japan have regulatory agencies that are somewhat similar to the FDA, each country's regulatory requirements for product acceptance are unique and will require the expenditure of substantial time, money and effort to obtain and maintain regulatory acceptance for marketing for clinical use. There can be no assurance that the Company will be able to obtain and maintain such approvals. The Magnes I system, Magnes II system, Magnes 2500 WH, Neuromag 122 and Neuromag System 204 systems have all received JMHW approval.

PATENTS, KNOW-HOW AND PROPRIETARY RIGHTS

The Company relies on proprietary technology and seeks to maintain confidentiality of its trade secrets, unpatented proprietary know-how and other proprietary information, and seeks to obtain patent protection when appropriate. As of September 30, 2000, the Company held forty-seven (47) patents in the United States of which twenty-five (25) pertain to the Company's current whole head system product line. Twenty-four (24) of the forty-seven (47) patents had counterpart patents issued in certain member countries of the European Patent Organization, Canada and Japan. These patents will expire at the earlier of 17 years after the issue date or 20 years after the priority date of record; these dates of expiration vary over the range from 2007 to 2019. As of September 30, 2000, the Company had filed one (1) U.S. patent application which has been allowed and will issue in due course. The Company has also filed five (5) applications with the European Patent Organization for patent protection in Western Europe, fourteen (14) applications in Japan, two of which have been allowed, and six (6) applications in Canada. The Company anticipates that patents, if issued, will be issued (i) within two to 20 months with respect to the pending patent applications in the U.S., and (ii) within three years with respect to the pending patent applications in Western Europe. The Company has reserved its priority with respect to receiving patents on its applications in Japan, and is either currently pursuing or may pursue those applications in the future.

The Company's patents protect several fundamental aspects of the technology used in its products. Patents have been issued with respect to superconducting devices, ultra-low-noise electronics circuits, biomagnetometer design, biomagnetic signal processing, magnetic shielding techniques, noise suppression methodologies, cryogenic apparatus construction techniques, and system design concepts. Patent applications have been filed with respect to a new process for fabrication of electronic devices using high-temperature superconducting materials, superconducting device designs, magnetic shielding technology, cryogenic refrigeration, ultra-low-noise electronic circuits, patient handling equipment and biomagnetic signal processing and data analysis. The Company currently is considering additional patent applications covering inventions already made in these and related fields of technology. 4-D is not aware of any infringement by any of its products on patents issued to others. Rights to certain of the Company's patents associated with the application of so-called high temperature superconductors have been assigned to Magnesensors, Inc., partially owned by 4-D, Quantum Magnetics and certain Officers of 4-D.

Magnes-Registered Trademark- and Biomagnetic Technologies-Registered Trademark-with the logo are registered trademarks of the Company by registration with the State of California and by registration with the U.S. Patent and Trademark Office. Biomagnetic Technologies-TM-, Magnetic Source Imaging-TM-, and MSI-TM-are registered trademarks in the State of California. Neuromag-Registered Trademark- and Vectorview-Registered Trademark- are registered trademarks of the Company by registration with the Finnish National Board of Patents and Registration. The Company has applied for trademark registration with the U.S. Patent and Trademark Office for the following marks: 4-D Neuroimaging with and without the logo; and Vectorview.

4-D has pioneered the development of technologies associated with MSI. Several core technologies that have been developed by and represent proprietary know-how to the Company include superconducting magnetic field detectors, magnetic noise reduction, data analysis and clinically useful temporal and overlay displays. Many of these techniques and technologies are patented. As a result, the Company believes it has established an industry leadership position in MSI.

HUMAN RESOURCES

As of December 20, 2000, the Company employed a total of 91 permanent full-time and part-time employees, 13 of whom hold Ph.D. degrees, as follows: 51 at its facilities in San Diego, California, 12 in Aachen, Germany and 28 at its Helsinki, Finland based Neuromag subsidiary. None of the Company's employees are covered by a collective bargaining agreement and the Company has experienced no work stoppages. The Company believes that its relationships with its employees has been good.

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

RISKS AND UNCERTAINTIES

We face the following risks associated with our business operations:

WE ARE UNCERTAIN WITH RESPECT TO ADDITIONAL FUNDING, HAVE MISSED A DEBT PAYMENT OF $11.4 MILLION AT MATURITY AND MAY NOT BE ABLE TO MEET FUTURE CAPITAL NEEDS. AS A RESULT, THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO OPERATE AS A GOING CONCERN.

We require additional capital to fund the Company's capital, working capital and debt service requirements on an ongoing basis. We will need to restructure our $11.4 million AIG loan from the acquisition of Neuromag Oy, our $835,000 BDN notes payable and our $450,000 Swisspartners note. We will need to obtain additional financing to fund operations and repay the notes and related interest. We did not make payment on our $11.4 AIG loan that became due on December 29, 2000. AIG bank could exercise its rights in its security interests and take ownership of Neuromag Oy. We may not be able to arrange additional financing or restructure our debt on terms acceptable to us, if at all.

IF WE CONTINUE TO INCUR OPERATING LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS, WE MAY BE UNABLE TO CONTINUE OUR OPERATIONS.

Our financial position reflects that we have been focused on research and development and a commercial MSI market has not developed, resulting in only low volume sales to medical research institutions. Our net losses in the last three years have been as follows:


                           -    $8,127,000 of losses in fiscal 2000,
                           -    $7,464,000 of losses in fiscal 1999, and
                           -    $4,968,000 of losses in fiscal 1998.

In the last three years, our negative cash flows from operations have been as follows:

                           -    $5,217,000 in fiscal 2000,
                           -    $8,602,000 in fiscal 1999, and
                           -    $5,520,000 in fiscal 1998.

At September 30, 2000, our accumulated deficit was $106,413,000, our shareholders' deficit was $3,720,000 and we had negative working capital of $14,186,000. Our negative working capital at September 30, 2000 resulted primarily from the purchase of Neuromag Oy for cash in December 1999, which was financed by a short-term loan from AIG Private Bank, Ltd. and continuing loans from related parties to fund continuing operations. We are developing certain programs in an effort to address our operational and liquidity problems and our ability to continue operations is dependent on our maintaining adequate financing and bringing our cost structure more in line with expected revenues. If we are not successful in initiating and executing our plans and refinancing our debt, cash projected to be generated from operations alone will not be sufficient to meet our capital, working capital and debt service requirements in fiscal 2001.

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

INTEGRATING 4-D NEUROIMAGING AND NEUROMAG OY WILL BE DIFFICULT.

Our acquisition of Neuromag Oy brought together two previous international competitors. Risks common to such mergers include:

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

Also, it is possible that despite a successful integration, future results of operations of the merged Company do not meet expectations, due to other risks discussed in this 10-K or other documents filed with the SEC, and other factors.

OUR VENDORS MAY NOT CONTINUE PROVIDING FAVORABLE CREDIT TERMS.

Due to the Company's liquidity issues, the Company has extended vendor payments beyond normal credit terms. If the Company's major vendors were to decline further credit or require cash on delivery payments, the Company's financial position, results of operations and cash flows would be adversely impacted.

IF WE ARE UNABLE TO DEVELOP ADDITIONAL PRODUCTS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS WILL BE ADVERSELY IMPACTED.


Our success may be limited by our dependence on our current line of MSI systems. We are currently dependent on sales of our MSI systems to basic research institutions that represent a market of limited size. Our current product line may not fully meet the needs of a commercial clinical market and we may need to develop additional products directly suited to an emerging set of needs from this market. Our financial results may be materially adversely affected if our current line of MSI products does not fully meet the needs of commercial applications that emerge, or we are not able to offer new products in a timely and cost effective manner that meet these emerging needs

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR MSI PROCEDURES BY THIRD PARTY PAYORS, SALES WILL SUFFER.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of September 30, 2000, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

IF OUR PRODUCTS PRODUCE UNRELIABLE DIAGNOSTIC INFORMATION, IT MAY RESULT IN A LIABILITY, WHICH WOULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

Although our products are noninvasive and diagnostic in nature, treatment courses based on the information generated by our instruments may be unreliable or result in adverse effects. This possibility exposes us to the risk of product liability claims. While we carry product liability insurance, there is no assurance that such insurance will be adequate, will be available in the future at a level and cost that is appropriate, or available at all, or that a product liability claim would not adversely affect our business, prospects, financial position, results of operations, and cash flows.

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

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR REVENUES AND OPERATING RESULTS WILL BE ADVERSELY AFFECTED.

Historically, our industry has been characterized by ongoing price competition. Our competitors compete with us for the currently limited number of whole head systems being purchased worldwide. The future profitability of our systems may be negatively impacted by this competition.

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

A SUBSTANTIAL PORTION OF OUR REVENUES COME FROM INTERNATIONAL CUSTOMERS.

A significant portion of our sales to date have been in foreign markets. Revenues from international sales represented 99% of our revenues of MSI systems for the year ended September 30, 2000 compared to 71% in fiscal 1999. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at September 30, 2000 and 1999 we did not have any open forward exchange contracts, on occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. These risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

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

In addition, the loss of the services of the Chief Executive Officer and Principal Financial Officer, D. Scott Buchanan, would have a materially adverse effect on our prospects. Currently none of the executive officers of the Company have an employment agreement or contract with the Company; all are "at-will" and under no specified term arrangements.

OUR STOCK PRICE IS HIGHLY VOLATILE AND SUBJECT TO SWINGS BASED ON SALES AND OTHER MARKET CONDITIONS.

The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, 4-D's relatively low trading volume increases the likelihood and severity of volume fluctuations which likely will result in a corresponding increase in the volatility of 4-D's Common Stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, developments in the Company's relationships with collaborative partners, general market conditions and the timing of decisions by existing 4-D stockholders to sell large positions of our Common Stock may have a significant effect on the market price of the Company's Common Stock. Fluctuations in financial performance from period to period, or acceleration of any of our debt by our lenders, also may have a significant impact on the market price of the Common Stock. (See "Item 5. Market for Registrant's Common Stock and Related Shareholder Matters".)

ITEM 2.       PROPERTIES.

The Company's executive offices and manufacturing facilities are located in a 55,000 square foot facility at 9727 Pacific Heights Boulevard, San Diego, California. All U.S. operations of the Company are conducted from this facility, which was first occupied in December 1989. The Company leases this facility pursuant to a five-year lease agreement which expires in February 2003. The average monthly lease payment over the term of the lease is approximately $62,000. The Company subleases approximately 16,000 square feet of this facility to two companies, for a net monthly rent of approximately $21,600. During November 2000, we entered into a third-party sublease, for approximately $17,600 per month, expires in August 2001. Our sublease with Magnesensors, for approximately $4,000 per month, is on a month to month basis.

The Company's branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement expiring in December 2000. The Company is in the process of renewing this lease. Monthly lease payments are approximately $2,000. Sales and service for the Company's European operations are conducted from the German facility.

The Finland based operation leases approximately 12,750 square feet at Elimaenkatu 22-24, Helsinki, Finland, under a sublease agreement. Monthly lease payments are approximately $16,000. The current agreement runs to the end of 2005. The Finland facility lease is cancelable on twenty-four months notice, but lease expiration can be no earlier than December 31, 2003.

ITEM 3.       LEGAL PROCEEDINGS.

Neither the Company, nor its German or Finnish subsidiaries, are involved in any litigation which is expected to have a material adverse effect on the Company's business, consolidated financial position and results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
              MATTERS.

The Company stock is currently trading on the Nasdaq Over the Counter Bulletin Board under the symbol "FDNX.OB". The following table sets forth the range of high and low closing sales prices by quarter for the Company's Common Stock as reported by Nasdaq. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

               Fiscal Year 2000                  High                    Low
               ----------------                  ----                    ---
                 1st Quarter                     $0.80                  $0.11
                 2nd Quarter                     $1.28                  $0.59
                 3rd Quarter                     $0.91                  $0.38
                 4th Quarter                     $0.56                  $0.25


               Fiscal Year 1999                  High                    Low
               ----------------                  ----                    ---
                 1st Quarter                     $0.33                  $0.15
                 2nd Quarter                     $0.30                  $0.13
                 3rd Quarter                     $0.25                  $0.17
                 4th Quarter                     $0.24                  $0.15

As of December 20, 2000, there were approximately 275 holders of record of the Company's Common Stock. The last reported closing price for the Company's Common Stock on the Nasdaq Over the Counter Bulletin Board on December 20, 2000 was $.22 per share.

The Company has never declared or paid dividends on its Common Stock. The Company does not anticipate declaring any dividends on its Common Stock in the foreseeable future and intends to retain earnings, if any, for the development of its business. There are no contractual obligations, preferences or restrictions related to the declaration or distribution of dividends.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected financial data set forth below with respect to 4-D's consolidated statements of operations for each of the three years in the period ended September 30, 2000 and with respect to the consolidated balance sheets at September 30, 2000 and 1999, are derived from the audited consolidated financial statements which are included elsewhere in this document. The statement of operations data for the years ended September 30, 1997 and 1996 and the balance sheet data at September 30, 1998, 1997 and 1996 are derived from audited consolidated financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Dollars are stated in thousands, except per-share amounts.

                                                                         Years Ended September 30,
                                            ------------------------------------------------------------------------

STATEMENT OF OPERATIONS DATA:                2000 (A)           1999           1998           1997            1996
                                            ---------          ------         ------         ------          ------
Total revenues                              $   8,391       $   3,254      $   2,839      $  10,592       $     733
Operating loss                                 (7,363)         (7,532)        (4,898)        (3,318)        (15,467)
Net loss                                       (8,127)         (7,464)        (4,968)        (5,242)        (15,566)
Basic and diluted net loss per share        $    (.10)      $    (.09)     $    (.09)     $    (.11)      $    (.39)
Shares used in computing basic
  and diluted net loss per share               84,274          83,367         56,430         45,790          39,950


                                                                                 September 30,
                                            ------------------------------------------------------------------------

BALANCE SHEET DATA:                          2000 (A)           1999           1998           1997            1996
                                            ---------          ------         ------         ------          ------
Working capital (deficiency)                $ (14,186)      $   3,273      $  11,139      $  (2,284)      $    (785)
Total assets                                   22,184           8,870         17,343          6,002          16,250
Notes payable                                  13,155               -              -            975             750
Long term obligations                           1,664             359            216            219              48
Shareholders' equity (deficit)              $  (3,720)      $   4,106      $  11,569       $ (1,286)       $    854

          (A) Includes the acquisition of Neuromag Oy effective December 31,
              1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements and notes contained elsewhere in this report.

OVERVIEW

4-D Neuroimaging is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems to medical institutions. The MSI systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders.

On December 29, 2000, the Company did not make a principal payment at maturity of a note payable originating from the acquisition of Neuromag Oy. The Company is experiencing serious operating and liquidity issues. These issues are discussed in more detail under "Results of Operations" and "Liquidity and Capital Resources" below.

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

As of December 2000, fifty-three (53) MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by 4-D and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's MSI systems

In fiscal 1995, 4-D announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of September 30, 2000, the Company had shipped fourteen Magnes 2500 WH systems and received twelve final acceptances from customers. In fiscal 2000 4-D completed the development of the Magnes 3600 WH, and has shipped its first system to a customer.

On December 22, 1999, 4-D acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a share purchase agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, 4-D paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties to Marconi under an ancillary royalty agreement over the next 8 years, and additional consideration dependent upon the occurrence of certain future events. The acquisition was funded by a loan from AIG Private Bank Ltd. ("AIG").

Similar to 4-D, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy is located in Helsinki, Finland. 4-D operates Neuromag Oy as a subsidiary of 4-D. Neuromag Oy developed and sold its first MSI system, the Neuromag 122 in 1994. Neuromag then introduced its next generation product, the Vectorview, in 1997. Both are whole head systems, designed to evaluate brain function.

The current prices of 4-D's MSI systems generally range from approximately $1.0 to $2.5 million, depending upon system configuration. Major portions of the Company's sales have been in foreign markets. The Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurance that currency fluctuations will not reduce the dollar return to the Company on such sales, if made in the future. Although at September 30, 2000 and 1999, the Company did not have any open forward exchange contracts the Company may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

Since concentrating in 1984 on the development of its MSI systems, the Company's corporate strategy and commitment of resources have focused on long-term product applications and continued product development rather than near-term operating performance. The Company substantially completed the development of its Magnes 2500 WH system in fiscal 1996 and decreased expenditures in fiscal 1998 and 1999 as part of the Company's restructuring and focus on developing a market for sale of the Company's Magnes 2500 WH system. In fiscal 1999, research and development expenditures increased due to development efforts to enhance the Magnes 2500 WH and efforts to substantially complete the development of the Magnes 3600 WH system, which were successful. In fiscal 2000, the Company decreased its expenditures in research and development due to its liquidity position.

The Company believes that the relatively small number of proven medical applications for MSI systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 2000. The Company does not expect these factors to change significantly over the next several years. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of the acceptance of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MSI system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

The consolidated financial statements and notes thereto which appear in Part II,
Item 8 should be read in conjunction with the following review:

FISCAL YEARS ENDED SEPTEMBER 30, 2000 AND 1999

Product revenues for fiscal 2000 totaled $7,577,000 as compared to $2,677,000 in fiscal 1999. Increased product revenues were the result of recognizing seven final customer acceptances of systems as compared to three final customer acceptances of systems in fiscal 1999. The increase in customer acceptances of units is attributable to the acquisition of Neuromag Oy in fiscal 2000. Of the seven systems accepted, 5 were Neuromag and Vectorview systems accounting for revenues of approximately $5.2 million.

On a pro forma basis as if the acquisition of Neuromag Oy had taken place on October 1, 1998, pro forma fiscal 2000 revenues would have been approximately $10.4 million and pro forma fiscal 1999 revenues would have been approximately $8.5 million.

Product costs totaled $6,462,000 in fiscal 2000 as compared to $2,440,000 in fiscal 1999. Product costs increased due to the sale of seven systems in fiscal 2000 as compared to three systems in fiscal year 1999. Product costs as a percentage of product revenues amounted to 85% in fiscal 2000 as compared to 91% in fiscal 1999. This improvement was due to increased volume efficiencies as well as cost reduction efforts in the sourcing and manufacture of the systems.

Service revenues for fiscal 2000 totaled $814,000 as compared to $532,000 in fiscal 1999. The increase of 53% is attributable to the sale of additional service contacts to our customers. Service costs for fiscal 2000 totaled $580,000 as compared to $743,000 in fiscal 1999. This decrease in cost and increase in margin is due primarily to the results of service operations of Neuromag Oy.

Research and development expenses totaled $3,052,000 in fiscal 2000 compared to $3,729,000 in fiscal 1999, a decrease of 18%. The decrease in research and development can be attributed to a reduction in the amount of expenses incurred to build product engineering testing equipment and development of the

Magnes 3600 WH system as compared to fiscal 1999. Decreased expenditures are also a result of the liquidity position of the Company in fiscal 2000.

Marketing and sales expenses amounted to $1,967,000 in fiscal 2000 as compared to $1,770,000 in fiscal 1999, an increase of 11%. This increase is primarily attributed to the increased marketing and sales costs expenses associated with the operation of an additional subsidiary.

General and administrative expenses totaled $3,692,000 in fiscal 2000, an increase of 79% from $2,063,000 in fiscal 1999. This increase was primarily due to the acquisition of Neuromag Oy, including goodwill amortization of $1,141,000 for fiscal 2000.

Interest expense totaled $992,000 in fiscal 2000, as compared to $11,000 in fiscal 1999. This substantial increase was due primarily to the loans established during fiscal 2000 to acquire Neuromag Oy and to fund continuing operations, described below in "Liquidity and Capital Resources."

Interest income totaled $89,000 in fiscal 2000, as compared to $330,000 in fiscal 1999. This substantial decrease was due to the use of cash and investments to fund operating requirements given the continued net losses and negative operating cash flows of the Company.

Other income in fiscal 2000 totaled $323,000 as compared to other expense of $113,000 in fiscal 1999. Other income in fiscal 2000 consisted primarily of $137,000 of translation gains for the Company's German subsidiary, $95,000 in revenue sharing from a clinical collaboration agreement and $56,000 in grants provided to the Company's Neuromag subsidiary.

Loss on investment in Magnesensors was $57,000 in fiscal 2000 as compared to $137,000 in fiscal 1999. The decrease results from reducing the investment in Magnesensors to the extent that the Company is guaranteeing indebtedness of Magnesensors, rather than recognizing the Company's entire proportionate share of Magnesensors' losses based on ownership percentage as in fiscal 1999.

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

Loss on equity investment was $137,000 in fiscal 1999 as compared to $160,000 in fiscal 1998. The loss in fiscal 1999 represented 4-D's proportionate share of Magnesensors' losses as compared to fiscal 1998 which included 4-D's proportionate share of Magnesensors' losses totaling approximately $78,000 and a write-down of the Company's original investment in Magnesensors of approximately $82,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is experiencing serious liquidity issues and incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively.

On December 29, 2000, the Company did not make a principal payment at maturity of a note payable originating from the acquisition of Neuromag Oy, (the "Neuromag Note") totaling $11,400,000 and related accrued interest of $540,000. The Neuromag Note had an original maturity date of June 30, 2000. In June 2000, the Company obtained loans totaling approximately $835,000 from Brian Diagnostics Network ("BDN"), a Spanish company owned by three members of the Company's board of directors. The Company used approximately $485,000 of BDN loan proceeds to pay interest due AIG at June 30, 2000 in conjunction with extending the maturity to December 29, 2000. During September 2000, the Company borrowed approximately $450,000 from Swisspartners Investment Network, Ltd. ("Swisspartners"), for working capital purposes, which is due September 30, 2001. A board member of 4-D is a partner of Swisspartners.

The Company is currently negotiating with AIG to extend the maturity of the Neuromag Note to December 29, 2001. There can be no assurance that the Company will be successful in negotiating an extension on terms acceptable to the Company, if at all. The Neuromag Note is secured by the shares of Neuromag Oy and is guaranteed by an entity affiliated with a Board member of the Company. As a result of the non-payment of principal and interest on December 29, 2000, AIG has the right to exercise its security interest and take ownership of Neuromag Oy. As of January 11, 2001, AIG has not exercised such right.

In an event of acceleration of the Company's indebtedness, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily.

Historically, the Company has been dependent on certain of its shareholders and board members to raise the capital necessary to fund its operations and meet its obligations. Management is currently attempting to raise additional capital. In an effort to address its operational and liquidity issues, management has initiated certain cost reduction measures and is in process of developing a worldwide plan to bring its cost structure more in line with expected revenues.

If management is not successful in initiating and executing its plans, management anticipates that capital, working capital, and debt service requirements in fiscal 2001 will substantially exceed cash projected to be generated by MSI systems sales. Based on its current operating plans, revenue expectations, expected capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through March 2001, assuming that the Company will be able to extend the maturity of its Neuromag Note as discussed above.

Realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in the current highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's MSI systems will be achieved in order to realize the current operating plans. Even if the Company meets its operating plans, the Company must continue to fund its operating needs, and is seeking additional financing, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and cash equivalents and short-term investments decreased to $1,083,000 at September 30, 2000 as compared to $3,135,000 at September 30, 1999. At September 30, 2000, the Company had an accumulated deficit of $106,413,000, a net capital deficiency of $3,720,000 and a working capital deficiency of $14,186,000. The decline in cash and cash equivalents and investments in fiscal 2000 and the Company's net capital and working capital deficiencies primarily resulted from continued losses and negative cash flows from operations. Additionally, the working capital deficiency at September 30, 2000 is a result of short term financing for the acquisition of Neuromag Oy and amounts borrowed for working capital requirements.

Capital equipment expenditures totaled $336,000 in fiscal 2000, $838,000 in fiscal 1999 and $95,000 in fiscal 1998. The decrease in fiscal 2000 can be attributed to the Company's liquidity issues.

In August 1998 the Company received $15,000,000 in proceeds from the sale of 30,000,000 shares of unregistered common stock at $.50 per share to offshore investors pursuant to Regulation S. Dassesta International S.A. ("Dassesta"), a major shareholder of the Company since March 1995, purchased 10,000,000 shares, Caja de Ahorras y Pensiones de Barcelona ("La Caixa"), one of the leading financial institutions of the Kingdom of Spain, purchased 10,000,000 shares. A total of 2,000,000 shares were sold to Swisspartners Investment Network LTD, and the remaining 8,000,000 shares were purchased by two European banks under the same terms and conditions.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Revenues denominated in foreign currencies, primarily the Finnish Markka, as a percentage of total revenues, were 66% in fiscal 2000. Fluctuations in foreign exchange rates could impact operating results through translation of the Company's subsidiaries' financial statements.

The Company's variable rate indebtdeness is affected by the general level of London Interbank Offered Rate ("LIBOR") interest rates. The Company had $12,685,000 million outstanding under LIBOR based variable rate indebtedness on September 30, 2000. A 2 percent increase above the interest rate applicable at September 30, 2000 for such amount would result in a $253,700 increase in annual interest expense.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Company's consolidated financial statements as of September 30, 2000 and 1999, and for each of the three years in the period ended September 30, 2000 and the report of independent public accountants are included in this report as listed in the index on page 30 of this report (Item 14 (a)).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required for this item with respect to directors and executive officers is set forth in the sections entitled "Election of Directors", "Security Ownership of Management-Business Experience of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders to be filed with the Commission within 120 days of the Company's fiscal year end (the "Proxy Statement") and delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)    The following documents are filed as part of this report:

           (1)   Financial Statements

                 Report of Independent Public Accountants....................33

                 Consolidated Balance Sheets at September 30, 2000
                 and 1999....................................................34

                 Consolidated Statements of Operations for the three year
                 ended September 30, 2000....................................35

                 Consolidated Statement of Shareholders' Equity (Deficit)
                 for the three years ended September 30, 2000................36

                 Consolidated Statements of Cash Flows for the three years
                 ended September 30, 2000....................................37

                 Notes to Consolidated Financial Statements..................38

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

    (b)    Reports on Form 8-K during the fourth quarter:

           None.

    (c)    Exhibits

           The following documents are exhibits to this Form 10-K:


Exhibit
     No.      Description of Document
    3.1 (1)   Fifth Amended and Restated Articles of Incorporation.

    3.2 (2)   Restated Bylaws .

    3.3 (9)   Certificate of Amendment of Fourth Restated Articles of
              Incorporation (numbered originally as 10.73)

   10.1 (5) Loan Agreement between 4-D Neuroimaging and BDN, a company based in Spain.

   10.2 (5) Loan Agreement between 4-D Neuroimaging and BDN, a company based in Spain.

+  10.3(12)   The Company's 1997 Stock Option Plan, as amended.

+  10.6 (4)   The Company's 1987 Stock Option Plan, as amended.

+  10.7 (4)   Form of Incentive Stock Option and related exercise documents.

+  10.49(7)   Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan.

   10.58(6)   Real Estate Lease, dated April 3, 1989, between the Company and
              Cornerstone Income Properties, plus First and Second Amendments to the Real Estate Lease.

   10.64(8)   Form of Purchase Option Agreement, as amended.

   10.68(6)   Letter Agreement between the Company and Dassesta International
              S.A. regarding the purchase of 25,000,000 Shares of Common Stock of the Company.

  10.71(10)   Offshore Subscription Agreement between the Company and Dassesta
              International S.A. (Numbered originally as Exhibit 2.1).

  10.76(11)   Form of Offshore Stock Subscription Agreements For August 1998
              Sale of Company Common Stock.

  10.77(11)   Joint Venture Agreement with Magnesensors.


  10.78       Real estate lease, dated March 3, 2000 between Neuromag Oy and
              Instrumentarium and an English language summary of such lease.

         21   Subsidiaries of the Company


       23.1   Consent of Arthur Andersen LLP.

         27   Financial Data Schedule


(1) This exhibit was previously filed as part of, and is hereby incorporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Securities and Exchange Commission on May 15, 2000.

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

(5) This exhibit was previously filed as part of, and is hereby incorporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the Securities and Exchange Commission on July 15, 2000.

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

(8) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in Fiscal 1995 Form 10-K.

(9) These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in form 8-K, filed April 14, 1995.

(10) These exhibits were previously filed as part of, and are hereby incorporated by reference, to the same numbered exhibits (except as otherwise indicated) in Fiscal 1998 Form 10-K.

(11) These exhibits were previously filed as part of, and are hereby incorporated by reference, to the same numbered exhibits (except as otherwise indicated) in Fiscal 1999 Form 10-K.

(12) These exhibits were previously filed as part of, and are hereby incorporated by, reference to Exhibit 99.1 to the Form S-8, Registration Statement No. 333-96267 filed February 7, 2000.

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


4-D NEUROIMAGING



By       /s/ D. Scott Buchanan                                January 10, 2001
         --------------------------------------               ------------------
         D. Scott Buchanan                                    Date
         President, Chief Executive Officer, Principal
         Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By       /s/D. Scott Buchanan                                 January 10, 2001
         --------------------------------------------         ----------------
         D. Scott Buchanan                                    Date
         President, Chief Executive Officer, Principal
         Financial Officer, Director



By       /s/Enrique Maso                                      January 10, 2001
         -----------------------------------                  ----------------
         Enrique Maso, Chairman of the Board, Director        Date



By       /s/Felipe Fernandez-Atela                            January 10, 2001
         --------------------------------------------         ----------------
         Felipe Fernandez-Atela, Vice-Chairman of the Board,  Date
         Director



By
         -----------------------------------                  ----------------
         Martin Velasco, Director                             Date



By       /s/Antti Ahonen                                      January 10, 2001
         -----------------------------------                  ----------------
         Antti Ahonen, Director                               Date



By       /s/Martin P. Egli                                    January 10, 2001
         -----------------------------------                  ----------------
         Martin P. Egli, Director                             Date



By       /s/Galleon Graetz                                    January 10, 2001
         -----------------------------------                  ----------------
         Galleon Graetz,  Director                            Date

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 4-D Neuroimaging:


We have audited the accompanying consolidated balance sheets of 4-D Neuroimaging (a California Corporation) and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4-D Neuroimaging and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has historically reported significant net losses and negative cash flows from operations and has serious liquidity concerns. As of September 30, 2000, the Company has a working capital deficiency of $14,186,000 and a shareholders' deficit of $3,720,000. Further, on December 29, 2000, the Company did not make payment at maturity of a note payable to a bank of $11.9 million, including accrued interest. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II - Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ARTHUR ANDERSEN LLP
San Diego, California
January 10, 2001

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                4-D NEUROIMAGING

CONSOLIDATED BALANCE SHEETS

                                                                                       September 30,
                                                                                2000                   1999
                                                                        --------------------------------------------
 ASSETS
 Cash and cash equivalents                                               $       1,083,468       $         440,702
 Short-term investments                                                                  -               2,694,776
 Restricted cash                                                                   312,500                  54,496
 Accounts receivable, less allowance for doubtful
   accounts of  $210,420 in 2000 and $410,420 in 1999                            1,245,864                 365,164
 Inventories                                                                     6,345,107               3,982,768
 Prepaid expenses and other current assets                                       1,067,918                 140,807
                                                                        ------------------      ------------------

         Total current assets                                                   10,054,857               7,678,713

 Property and equipment, net                                                       972,592                 870,036
 Goodwill, net                                                                   9,696,187                       -
 Restricted cash                                                                   312,500                 165,655
 Deferred income taxes                                                             586,273                       -
 Other assets                                                                      562,063                 155,797
                                                                        ------------------      ------------------
 TOTAL ASSETS                                                            $      22,184,472       $       8,870,201
                                                                        ==================      ==================

 LIABILITIES AND
 SHAREHOLDERS' EQUITY(DEFICIT)
 Notes payable                                                           $      13,154,930       $               -
 Accounts payable                                                                3,797,665               1,313,827
 Accrued liabilities                                                             1,452,079                 607,506
 Accrued salaries and employee benefits                                            594,814                 429,492
 Customer deposits                                                               4,641,079               1,714,100
 Deferred revenues                                                                 297,126                 317,570
 Current portion of royalty obligation                                             287,000                       -
 Current portion of capital lease obligations                                       15,688                  23,256
                                                                        ------------------      ------------------

          Total current liabilities                                             24,240,381               4,405,751

 Royalty obligation, net of current portion                                      1,488,000                      -
 Deferred revenues                                                                 134,387                 308,140
 Capital lease obligations, net of current portion                                  41,644                  50,545
                                                                        ------------------      ------------------
          Total liabilities                                                     25,904,412               4,764,436
                                                                        ------------------      ------------------

 COMMITMENTS AND CONTINGENCIES


 SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock -- no par value; 200,000,000 shares
   authorized; 84,975,008 in 2000 and 83,367,112 in 1999                       100,102,653              99,391,882
 Additional paid-in capital                                                      3,007,500               3,000,000
 Accumulated deficit                                                          (106,412,794)            (98,286,117)
 Accumulated other comprehensive loss                                             (417,299)                      -
                                                                        -------------------     ------------------
 Total shareholders' (deficit) equity                                           (3,719,940)              4,105,765
                                                                        -------------------     ------------------
 TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)                      $      22,184,472       $       8,870,201
                                                                        ==================      ==================

                 See Notes to Consolidated Financial Statements

                                4-D NEUROIMAGING
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Years Ended September 30,
                                                                 2000                1999              1998
                                                       ------------------- -------------------- -------------------
REVENUES
 Product sales                                         $        7,576,834  $        2,676,786   $        2,102,967
 Product services                                                 813,691             532,144              497,988
 Contract research                                                      -              44,684              238,053
                                                       ------------------  ------------------   ------------------
                                                                8,390,525           3,253,614            2,839,008
                                                       ------------------  ------------------   ------------------

COST OF REVENUES
 Product                                                        6,462,489           2,439,938            1,935,049
 Product services                                                 579,643             742,609              809,599
 Contract research                                                      -              41,221              233,860
                                                       ------------------  ------------------   ------------------
                                                                7,042,132           3,223,768            2,978,508
                                                       ------------------  ------------------   ------------------

GROSS MARGIN                                                    1,348,393              29,846             (139,500)
                                                       ------------------  ------------------   -------------------

OPERATING EXPENSES
 Research and development                                       3,052,296           3,728,609            1,755,756
 Marketing and sales                                            1,966,960           1,769,997            1,281,428
 General and administrative                                     3,692,433           2,063,119            1,721,032
                                                       ------------------  ------------------   ------------------
                                                                8,711,689           7,561,725            4,758,216
                                                       ------------------  ------------------   ------------------

OPERATING LOSS                                                 (7,363,296)         (7,531,879)          (4,897,716)

 Interest expense                                                (992,205)            (10,579)             (72,129)
 Interest income                                                   88,594             330,340               99,894
 Other income (expense), net                                      323,057            (113,431)              63,115
 Loss on investment in Magnesensors                               (57,027)           (137,257)            (160,000)
                                                       ------------------- -------------------  -------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (8,000,877)         (7,462,806)          (4,966,836)
 Provision for income taxes                                       125,800                 800                  800
                                                       ------------------  ------------------   ------------------

NET LOSS                                               $       (8,126,677) $       (7,463,606)  $       (4,967,636)
                                                       =================== ===================  ===================


BASIC AND DILUTED NET LOSS PER SHARE                   $             (.10) $             (.09)  $             (.09)
                                                       =================== ===================  ===================

Weighted average number of
   common shares outstanding                                   84,274,108          83,367,112           56,429,913
                                                       ==================  ==================   ==================

                 See Notes to Consolidated Financial Statements

                                4-D NEUROIMAGING
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                      Accumulated
                                                                                                         Other
                                              Common Stock            Additional      Accumulated    Comprehensive
                                          Shares         Amount     Paid-In Capital     Deficit           Loss           Total
                                     --------------- -------------- --------------- --------------- --------------- ---------------
BALANCE, SEPTEMBER 30, 1997              47,720,887  $  81,568,769  $   3,000,000   $ (85,854,875)  $            -  $  (1,286,106)

   Exercise of stock options                146,225         73,113              -               -                -         73,113
   Conversion of note payable
     to shareholder, related
     accrued interest and accounts
     payable to common stock              3,914,000      1,957,000              -               -                -      1,957,000
   Sale of common stock                  31,586,000     15,793,000              -               -                -     15,793,000
   Net loss                                       -              -              -      (4,967,636)               -     (4,967,636)
                                     --------------  -------------  -------------   --------------  --------------  --------------

BALANCE, SEPTEMBER 30, 1998              83,367,112     99,391,882      3,000,000     (90,822,511)               -     11,569,371

   Net loss                                       -              -              -      (7,463,606)               -     (7,463,606)
                                     --------------  -------------  -------------   --------------  --------------  --------------

BALANCE, SEPTEMBER 30, 1999              83,367,112     99,391,882      3,000,000     (98,286,117)               -      4,105,765

   Exercise of stock options              1,200,155        548,487              -               -                -        548,487
   Sale of stock under ESPP                 315,317        106,830              -               -                -        106,830
   Exercise of warrants                      92,424         55,454              -               -                -         55,454
   Compensation expense incurred in
     connection with issuance of
     options for service                          -              -          7,500               -                -          7,500
   Net loss                                       -              -              -      (8,126,677)               -     (8,126,677)
   Translation Adjustment                         -              -              -               -         (417,299)      (417,299)
                                                                                                                    --------------
   Comprehensive Loss                                                                                                  (8,543,976)
                                     --------------  -------------  -------------   -------------   --------------  --------------

BALANCE, SEPTEMBER 30, 2000              84,975,008  $ 100,102,653  $   3,007,500   $(106,412,794)  $     (417,299) $  (3,719,940)
                                     ==============  =============  =============   ==============  =============== ==============

                 See Notes to Consolidated Financial Statements

                                4-D NEUROIMAGING
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years ended September 30,
                                                                      2000                1999                 1998
                                                               ------------------- -------------------- -------------------
OPERATING ACTIVITIES
Net loss                                                       $    (8,126,677)    $    (7,463,606)     $     (4,967,636)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Non-cash tax benefit                                                125,000                   -                     -
   Loss on disposition of assets                                             -                   -                10,752
   Depreciation and amortization                                     1,460,590             271,640               307,163
   Imputed interest on royalty obligation                               75,000                   -                     -
   Issuance of options as compensation for services                      7,500                   -                     -
   Changes in operating assets and liabilities,
   excluding effects of acquisition:
    Restricted cash                                                   (404,849)            104,197               367,853
    Accounts receivable                                               (121,700)            566,997              (533,707)
    Inventories                                                       (811,339)           (992,009)             (602,784)
    Prepaid expenses and other current assets                         (596,111)            130,288                (1,638)
    Other assets                                                      (345,539)                 42               183,224
    Accounts payable                                                 1,163,838             531,163              (339,328)
    Accrued liabilities                                                 (8,170)           (277,729)             (157,523)
    Accrued salaries and employee benefits                             165,322             (30,990)              (51,361)
    Customer deposits                                                2,393,979          (1,195,000)              736,940
    Deferred revenue                                                  (194,197)           (247,273)            (471,955)
                                                               ----------------    ---------------      ---------------
       Net cash used in operating activities                        (5,217,353)         (8,602,280)           (5,520,000)
                                                               ----------------    ----------------     -----------------

INVESTING ACTIVITIES
Loss on investment in Magnesensors                                      57,027             137,257               160,000
Change in short-term investments, net                                2,745,776           7,387,724           (10,082,500)
Payments on capital leases                                             (16,469)            (20,352)                    -
Payments for property and equipment                                   (335,617)           (743,649)              (95,345)
Acquisition of Neuromag Oy, net of cash acquired                    (9,507,000)                  -                     -
                                                               ----------------    ---------------      ----------------
       Net cash (used in) provided by investing activities          (7,056,283)          6,760,980           (10,017,845)
                                                               ----------------    ---------------      -----------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                 710,771                   -            15,866,113
Proceeds from notes payable                                         12,622,930                   -             2,725,000
Repayment of notes payable                                                   -                   -            (2,000,000)
                                                               ---------------     ---------------      -----------------
       Net cash provided by financing activities                    13,333,701                   -            16,591,113
                                                               ---------------     ---------------      ----------------

       Effect of exchange rate changes                                (417,299)                  -                     -
                                                               ---------------     ---------------      ----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                    642,766          (1,841,300)            1,053,268

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                                                   440,702           2,282,002             1,228,734
                                                               ---------------     ---------------      ----------------
CASH AND CASH EQUIVALENTS AT
   END OF YEAR                                                 $     1,083,468     $       440,702      $      2,282,002
                                                               ===============     ===============      ================

                 See Notes to Consolidated Financial Statements

                                4-D NEUROIMAGING
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.       BUSINESS, RISKS AND UNCERTAINTIES


4-D Neuroimaging (the "Company" or "4-D"), founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling medical imaging systems to medical institutions. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders.

On December 22, 1999, 4-D acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a share purchase agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, 4-D paid a total of $10 million in cash to Marconi for the purchase of the shares and agreed to pay between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties to Marconi under an ancillary royalty agreement over the next 8 years, and additional consideration dependent upon the occurrence of certain future events (see Note 4). The acquisition was funded by a loan from AIG Private Bank Ltd. ("AIG") (see Note 3).

Similar to 4-D, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy is located in Helsinki, Finland. 4-D operates Neuromag Oy as a subsidiary of 4-D.

The Company is experiencing serious liquidity issues and incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. At
September 30, 2000, the Company had an accumulated deficit of $106,413,000, a net capital deficiency of $3,720,000 and a working capital deficiency of $14,186,000.

On December 29, 2000, the Company did not make a principal payment at maturity of a note payable originating from the acquisition of Neuromag Oy, (the "Neuromag Note") totaling $11,400,000, and related accrued interest of $540,000. The Neuromag Note had an original maturity date of June 30, 2000. In June 2000, the Company obtained loans totaling approximately $835,000 from Brain Diagnostics Network ("BDN," a related party) and used approximately $485,000 of the proceeds to pay interest due AIG at June 22, 2000 in conjunction with extending the maturity to December 29, 2000. During September 2000, the Company borrowed approximately $450,000 from Swisspartners Investment Network, Ltd. ("Swisspartners", a related party) for working capital purposes (see Note 3).

The Company is currently negotiating with AIG to extend the maturity of the Neuromag Note to December 29, 2001. There can be no assurance that the Company will be successful in negotiating an extension on terms acceptable to the Company, if at all. The Neuromag Note is secured by the shares of Neuromag Oy and is guaranteed by an entity affiliated with a member of the Company's Board of Directors. As a result of the non-payment of principal and interest on December 29, 2000, AIG has the right to exercise its security interest and take ownership of Neuromag Oy. As of January 10, 2001, AIG has not exercised such right.

In an event of acceleration of the Company's indebtedness, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily.

Historically, the Company has been dependent on certain of its shareholders and board members to raise the capital necessary to fund its operations and meet its obligations. Management is currently attempting to raise additional capital. In an effort to address its operational and liquidity issues, management is developing cost reduction measures on a worldwide basis to bring its cost structure more in line with expected revenues. If management is not successful in initiating and executing its plans, management anticipates that capital, working capital, and debt service requirements in fiscal 2001 will substantially exceed cash projected to be generated by MSI systems sales.

Based on its current operating plans, revenue expectations, expected capital expenditures, expected working capital requirements and existing capital resources, the Company anticipates that it will be able to fund operations through March 2001, assuming that the Company will be able to extend the maturity of its Neuromag Note as discussed above.

Realization of the Company's operating plans is dependent upon its ability to successfully close a number of MSI system sales in a highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of the Company's MSI systems will be achieved in order to realize the current operating plans. Even if the Company meets its operating plans, the Company must continue to fund its operating needs, and is seeking additional financing, such as corporate partnerships and the sale of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company, if at all.

To date, the Company has been engaged principally in research and development and marketing activities, and has made only low volume sales to clinical research institutions. The Company is dependent on its current MSI systems as its principal products for which there are currently only limited clinical applications. Additional clinical applications development needs to be conducted with MSI systems at major medical centers before the Company can begin to develop a commercial clinical market. There can be no assurance that a commercial market will develop for diagnostic or monitoring uses of the Company's MSI systems. A continued lack of clinical applications and a commercial market for the Company's MSI systems would have a material adverse impact on the Company's financial position, results of operations, and cash flows.

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures performed by the Company's customers using MSI systems. As of September 30, 2000, there have been limited reimbursements from third party payors on a case-by-case basis. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States or Japanese governments, nor is there any assurance that these governments will authorize or budget for such procedures in the future. If widespread availability of reimbursements from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursements, or what effect such legislation may have on its financial position, results of operations and cash flows.

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

Historically, there has been ongoing price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This competition may affect potential future profitability of the Company's MSI systems, the extent of which is not presently determinable.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns, including debt in default of $11.4 million plus accrued interest (see Note 3), that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully improve its operating results and restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company, Biomagnetic Technologies GmbH, a wholly owned foreign subsidiary located in Germany, and Neuromag Oy, a wholly owned foreign subsidiary located in Finland. All material intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Cash equivalents, consisting principally of money market accounts, are stated at cost, which approximates market value.

SHORT-TERM INVESTMENTS

Management determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments as "available-for-sale". The Company's short-term investments have consisted of commercial paper, bankers acceptances and certificates of deposit stated at fair value which approximates cost. The Company had no realized or unrealized gains or losses on short-term investments in fiscal 2000, 1999 and 1998.

RESTRICTED CASH

At September 30, 2000, restricted cash consists of a $625,000 certificate of deposit set aside for payment of a letter of credit for two years' minimum royalties due Marconi Medical Systems, Inc. required as a part of the agreement to purchase Neuromag Oy in December 1999.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short term nature. Based on borrowing rates currently available to the Company for credit arrangements with similar terms, the carrying amounts under lines of credit, long-term debt, capital lease and royalty obligations approximate fair value.

INVENTORIES

Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out basis and includes material, labor and manufacturing overhead costs.

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

GOODWILL

Goodwill recognized in the acquisition of Neuromag Oy is being amortized on a straight-line basis over eight years.

LONG-LIVED ASSETS

The Company assesses potential impairments to its long-lived assets on an exception basis when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

INCOME TAXES

Income taxes are accounted for using the liability method. Deferred income tax assets or liabilities are recognized based on the temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when the realization of deferred tax assets are uncertain.

REVENUE RECOGNITION

Standard terms of product sales for 4-D Neuroimaging generally provide for payment of 30%-40% of the purchase price upon placement of the order, 40%-50% upon shipment and the remaining balance upon final customer acceptance. Revenue from product sales is recognized at the time of customer acceptance. Standard terms for Magnes product sales also include a one year service period following the sale. The Company defers and recognizes service revenues over the related service period.

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

STOCK-BASED COMPENSATION ACCOUNTING

The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees", and has provided pro forma disclosures as if the fair value based method prescribed by the Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation" had been utilized.

NET LOSS PER SHARE

Basic and diluted net loss per share is computed in accordance with SFAS No. 128 "Earnings Per Share," based upon the weighted average number of common shares outstanding. Potentially dilutive securities, consisting of stock options, are anti-dilutive and are excluded from the computation of diluted net loss per share.

FOREIGN CURRENCY REMEASUREMENT AND TRANSLATION

The functional currency of the Company's German subsidiary is the U.S. dollar. The monetary assets and liabilities of the German subsidiary are remeasured into U.S. dollars at the exchange rate in effect at the balance sheet date while nonmonetary items are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates for the period. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated operations. For the years ended September 30, 2000, 1999 and 1998, such gains and losses have not been significant.

The functional currency of the Company's Finnish subsidiary is the Finnish Markka. Assets and liabilities of the Finnish subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average exchange rates for the period. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in shareholders' equity (deficit).

RECENT AUTHORITATIVE PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and in June 1999 issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company will adopt SFAS No. 133, as amended by SFAS No. 137, in the first quarter of fiscal 2001. As of September 30, 2000 and 1999, the Company had not entered into any derivative instrument arrangements.

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", in which the SEC interprets existing accounting literature related to revenue recognition. SAB No. 101, as amended, will be adopted by the Company no later than the fourth fiscal quarter of fiscal 2001. The Company's adoption of SAB No. 101 in the fourth quarter of fiscal 2001 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF Issue No. 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. There has been no consensus at this time on the treatment for the related costs. The Company will adopt the provisions of EITF Issue No. 00-10 in the fourth quarter of fiscal 2001. The Company has not yet determined what impact, if any, the adoption of EITF Issue No. 00-10 will have on its consolidated financial position, results of operations or related disclosures thereto.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3.       DEBT

In December 1999, the Company obtained a loan from AIG totaling $11 million for the purchase of all of the outstanding stock of Neuromag Oy. The Neuromag Note bears interest based on the six month LIBOR rate plus 3.5 percent (10.4 percent at September 30, 2000) is secured by the shares of Neuromag Oy and is guaranteed by an entity affiliated with a member of the Company's Board of Directors. A member of the Company's Board of Directors also serves on the Board of Directors of AIG. Interest expense related to the Neuromag Note totaled $850,000 in fiscal 2000.

The Neuromag Note originally matured June 30, 2000. In July 2000, the term of the Neuromag Note was extended until December 29, 2000, and the principal amount was increased to $11.4 million. On December 29, 2000, the Company failed to make payment at maturity for the principal amount and related accrued interest of $11,940,000.

The Company is currently negotiating with AIG to extend the maturity of the Neuromag Note to December 29, 2001. There can be no assurance that the Company will be successful in negotiating an extension on terms acceptable to the Company, if at all. As a result of the non-payment of principal and interest on December 29, 2000, AIG has the right to exercise its security interest and take ownership of Neuromag Oy. As of January 10, 2001, AIG has not exercised such right.

In June 2000, the Company obtained unsecured loans totaling $834,595 from BDN, a related party, and used approximately $485,000 of the proceeds to pay interest due AIG at June 30, 2000 in conjunction with extending the maturity of the Neuromag Note to December 29, 2000. BDN is a Spanish company owned by three members of the Company's Board of Directors. The BDN loans were originally due on September 30, 2000. Subsequent to September 30, 2000, the Company has repaid $150,000 of these loans and has negotiated an extension of the maturities of the BDN notes until March 31, 2001. The BDN loans bear interest based on the 3 month LIBOR rate plus 1 percent (7.8 percent at September 30, 2000). Interest expense related to BDN loans totaled $16,998 in fiscal 2000.

Prior to acquisition by 4-D, Neuromag borrowed a total of FIM 3,140,000 ($470,335 at September 30, 2000) from TEKES at the Finnish state base interest rate minus 1 percent (3.5 percent at September 30, 2000), subject to a minimum rate of 3 percent. The future repayment date for principal and related accrued interest outstanding is dependent upon Neuromag generating sufficient distributable equity, as defined, in accordance with Finnish generally accepted accounting principles, in the future.

In September 2000, the Company obtained an unsecured loan from Swisspartners, a related party, totaling $450,000. A member of the Company's Board of Directors is a partner of Swisspartners. The Swisspartners loan is due on September 30, 2001 and bears interest based on the 3 month LIBOR rate plus 1 percent (7.8 percent at September 30, 2000). Interest expense related to Swisspartners loan totaled $1,508 in fiscal 2000.

In an event of acceleration of the Company's indebtedness, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily.

During fiscal 1998, the Company borrowed a total of $2,725,000 from Dassesta International, S.A. ("Dassesta"), a major shareholder of the Company, at an interest rate of 8 percent. In December 1997 the Company issued common stock for cancellation of loan principal due Dassesta of $1,700,000 and repaid additional loan principal during 1998 totaling $2,000,000. Interest expense in 1998 related to Dassesta was approximately $72,000.

In February 1998, the Company discounted two customer notes for a net amount of $355,000 received from Dassesta. The face amount of these notes was 2,200,000 French Francs, equal to approximately $366,000 at the then current exchange rate.

In May 1997, the Company entered into a loan facility with Dassesta, the Company's then controlling shareholder. The loan facility provided for maximum borrowings of $1,700,000 expiring on December 31, 1998. Interest accrued on outstanding principal at 10 percent. At September 30, 1997, the Company had borrowed $975,000 against the loan facility. The loan was collateralized by certain of the Company's accounts receivable and required principal repayment upon collection of such receivables.

NOTE 4.      ACQUISITION OF NEUROMAG OY

The acquisition of Neuromag Oy has been accounted for under the purchase method of accounting. The Company paid $10 million in cash and agreed to pay an interest-free minimum royalty obligation of $312,500 per year for eight years (totaling $2.5 million) to Marconi. The minimum royalty obligation was recorded at acquisition at a net present value of $1.7 million using an imputed interest rate of approximately 10 percent. The fair value of net assets acquired was approximately $900,000. The purchase price in excess of the fair value of net assets acquired was recorded as goodwill totaling approximately $10.8 million. The operations of Neuromag Oy have been included in the accompanying consolidated financial statements from the date of acquisition.

Unaudited condensed pro forma net sales and net loss for the years ended September 30, 2000 and 1999, assuming the acquisition of Neuromag Oy occurred on September 30, 1999 and 1998, respectively, are as follows (in thousands):

                                                       (Unaudited)
                                                Year Ended September 30,
                                                ------------------------
                                                 2000               1999
                                            ---------------    ----------------
Net revenues                                $      10,416      $       8,512
Net loss                                    $      (8,167)     $      (9,579)

NOTE 5.       SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one segment that includes developing, manufacturing and selling MSI products. The overall market for the Company's operations can be further divided into three overlapping segments: the basic research market, the clinical applications development market, and the commercial clinical market. Substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to, the basic research market. The Company also assesses its operations for 4-D and Neuromag Oy on a stand-alone basis.

Summary data related to 4-D and Neuromag Oy is as follows:

                                                      Year Ended
                                                  September 30, 2000
                                                  ------------------
                                               4-D              Neuromag
                                          ---------------    --------------
Revenues                                  $   2,817,605      $   5,572,920
Gross Margin                                   (122,324)         1,470,717
Operating (loss) income                      (7,774,524)           411,228
Net (loss) income                         $  (8,432,626)     $     305,949

The following represents our revenues by customer location:

                                            Years Ended September 30,
                     -------------------------------------------------------------------
                               2000                   1999                    1998
                               ----                   ----                    ----
Revenues:
     United States      $       79,098        $      866,954            $       814,052
     Germany                   236,101               387,826                    542,956
     Finland                   948,872                     -                          -
     France                          -                41,152                  1,482,000
     Spain                   1,784,239                     -                          -
     Japan                   5,342,215             1,957,682                          -
                        -------------         --------------            ---------------
                        $    8,390,525        $    3,253,614            $     2,839,008
                        ==============        ==============            ===============

The following represents information about operations by geographic region:

                                            Years Ended September 30,
                        ----------------------------------------------------------------
                               2000                   1999                    1998
                               ----                   ----                    ----
Net (Loss) Income:
     United States      $  (9,132,526)        $  (6,893,271)            $   (4,311,817)
     Germany                   699,900             (570,335)                  (655,819)
     Finland                   305,949                     -                          -
                        --------------        --------------            ---------------

                        $  (8,126,677)        $  (7,463,606)            $   (4,967,636)
                        ==============        ==============            ===============

Total Assets:
     United States         $16,649,360        $    8,390,076            $    16,154,310
     Germany                   982,400               480,125                  1,188,268
     Finland                 4,552,712                     -                          -
                        --------------        --------------            ---------------
                        $   22,184,472        $    8,870,201            $    17,342,578
                        ==============        ==============            ===============

NOTE 6.       CONCENTRATIONS OF RISK

CUSTOMER CONCENTRATIONS

On average, the Company's MSI systems generally sell for approximately $1.0 - $2.5 million, resulting in significant concentrations of revenues and accounts receivable. For the year ended September 30, 2000, six customers represented 21%, 16%, 16%, 13%, 12% and 11% of product revenues, respectively. For the year ended September 30, 1999, three customers represented 52%, 26% and 22% of product revenues, respectively. For the year ended September 30, 1998, two customers represented 76% and 19% of product revenues, respectively.

DISTRIBUTOR AND VENDOR CONCENTRATIONS

In January 2000, the Company entered into an exclusive distributor agreement to market, sell, distribute and service its MSI products in certain regions of Asia, including Japan, for an initial period of three years.

Certain components of the Company's Vectorview systems manufactured in Finland are obtained from sole source venders.

NOTE 7.       FINANCIAL STATEMENT INFORMATION

Inventories consist of the following:

                                                     2000                  1999
                                                     ----                  ----
     Finished goods                              $    475,000        $     169,538
     Work-in-process                                4,851,753            3,562,364
     Raw materials                                  1,018,354              250,866
                                                 ------------        -------------
                                                 $  6,345,107        $   3,982,768
                                                 ============        =============

Net property and equipment consists of the following:

                                                      2000                 1999
                                                     -----                 ----
     Machinery and equipment                     $   5,155,307       $   7,907,701
     Office furniture and equipment                  2,605,687             324,817
     Leasehold improvements                          1,334,546             371,156
                                                 -------------       -------------
                                                 $   9,095,540       $   8,603,674
       Less Accumulated Depreciation                (8,122,948)         (7,733,638)
                                                 --------------      --------------
                                                 $     972,592       $     870,036
                                                 =============       =============

Accrued liabilities consist of the following:


                                                      2000                 1999
                                                      ----                 ----
     Warranty allowance                          $     350,000       $     225,000
     Investment in Magnesensors                        200,000             137,257
     Forward loss on product delivery                   80,000             125,000
     Accrued Interest                                  322,747                   -
     Other                                             499,332             120,249
                                                 -------------       -------------
                                                 $   1,452,079       $     607,506
                                                 =============       =============

Supplemental Disclosures of Cash Flow Information:

In December 1997, the Company exchanged common stock with a value of $1,957,000 for cancellation of a note payable to shareholder of $1,700,000, related accrued interest of $38,000 and accounts payable of $219,000, all owed to Dassesta.

During the year ended September 30, 1999, the Company purchased $94,153 of property and equipment under capital leases.

During the years ended September 30, 2000, 1999 and 1998, the Company paid approximately the following for:

                              2000              1999               1998
                              ----              ----               ----
     Interest            $   669,000       $    11,000        $    72,000
     Income Taxes        $       800       $       800        $       800

NOTE 8.       INVESTMENT IN MAGNESENSORS

In June 1997, 4-D entered into a collaboration with Quantum Magnetics, Inc. to form a new company called Magnesensors, Inc. Of the outstanding share capital of Magnesensors, 4-D owns 38%, Quantum Magnetics owns 10%, certain officers of 4-D own 28% and management of Magnesensors owns 24%. 4-D licensed certain technology, assigned certain patents and contributed cash and certain fixed assets in connection with the formation of Magnesensors. Magnesensors will continue the development of applications and products using high temperature superconductors. 4-D will receive royalty-free licenses to any technology developed by Magnesensors.

4-D accounts for its investment in Magnesensors under the equity method. During fiscal 1998, 4-D paid Magnesensors $160,000 for certain services rendered. As of September 30, 2000, the Company's equity investment in Magnesensors has been reduced to a net liability of $200,000, equal to the amount 4-D is providing for guarantees of indebtedness for Magnesensors. Magnesensors subleased facility space from the Company for $56,000, $55,000 and $52,000 in fiscal 2000, 1999 and 1998.

NOTE 9.       INCOME TAXES

The Company's provision for income taxes in fiscal 2000 consists of $125,000 in foreign taxes and $800 of minimum state taxes, and in 1999 and 1998 consists of minimum state taxes. For tax purposes, the fiscal 2000 foreign tax provision has been offset by net operating losses purchased in the acquisition of Neuromag Oy and the offset has been recorded as a reduction of goodwill in the accompanying consolidated financial statements

The components of deferred tax assets at September 30, 2000 and 1999 are as follows:

                                                         2000                 1999
                                                         ----                 ----
     Net operating loss carryforwards              $   10,901,000     $     9,222,000
     Tax credits                                        1,096,000             853,000
     Capitalized research and development costs           325,000             297,000
     Allowances                                         2,117,000           1,136,000
     Other                                                959,000             436,000
                                                   --------------     ---------------
                                                       15,398,000          11,944,000

     Valuation allowance                              (14,812,000)        (11,944,000)
                                                   ---------------    ----------------
     Deferred tax assets                           $      586,000     $             -
                                                   ===============    ================

A valuation allowance for substantially all of the deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The net deferred tax assets are attributable to the operations of Neuromag Oy. The Company has approximately $30,000,000 and $12,500,000 of Federal and State net operating loss carryforwards which will expire at various dates through 2020. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995 and fiscal 1997, the Company's tax loss carryforwards generated prior to fiscal

1997 have been limited to a total of approximately $18,650,000 of which approximately $930,000 can be utilized per year as of September 30, 2000. Any additional ownership changes may further limit the utilization of the net operating loss carryforwards.


The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before provision for income taxes as follows:

                                                  2000               1999                1998
                                                  ----               ----                ----
   Computed expected federal tax benefit   $  (2,826,557)     $  (2,537,354)      $  (1,688,996)
   State taxes, net of federal benefit          (471,154)          (223,884)           (287,558)
   Change in valuation reserve                 2,867,727          1,434,000           1,169,000
   Limitation of net operating loss
       carryforwards and tax benefits                  -            630,000             830,000
   Goodwill amortization                         428,848                  -                   -
   Other                                         126,936            698,038             (21,646)
                                           -------------      -------------       --------------
   Provision for income taxes              $     125,800      $         800       $         800
                                           =============      =============       =============

NOTE 10.      COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company purchased certain equipment under capital leases which expire at various dates through April 2004. Cost of equipment under capital leases included in property and equipment in the accompanying consolidated balance sheets totaled $88,769 with related accumulated depreciation of $23,712 as of September 30, 2000.

The Company leases its office and production facilities and certain equipment under non-cancelable operating leases expiring at various dates through December 2005. The Company's U.S. facility lease agreement expires in February 2003. The Company's Finland facility lease expires in December 2005. During November 2000, the Company sub-leased a portion of its U.S. facility through August 2001.

Approximate minimum future lease payments (net of sub-lease payments) as of September 30, 2000 are as follows:

         Year Ending September 30,                 Capital Leases         Operating Leases
         -------------------------                 --------------         ----------------
                      2001                         $      15,688            $     800,000
                      2002                                21,463                  950,000
                      2003                                19,004                  507,000
                      2004                                10,893                  192,000
                      2005                                     -                  192,000
                      Thereafter                               -                   48,000
                                                   -------------            -------------
                                                   $      67,048            $   2,689,000
                                                                            =============
         Less:  amount representing interest              (9,716)
                                                   --------------
         Present value of obligations under
           capital leases                                 57,332
         Current portion                                 (15,688)
                                                   --------------
                                                   $      41,644
                                                   ==============

Total rent expense was approximately $816,000, $743,000 and $604,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

CLINICAL COLLABORATIONS

The Company is currently involved with clinical collaboration agreements with certain medical institutions utilizing the Company's MSI systems for research. Under terms of the agreements, the Company provides certain services, product and technical support and under one agreement is entitled to revenue sharing from medical reimbursements received. During fiscal 2000 and 1999, the Company incurred $237,000 and $221,000, respectively, of expenses related to those agreements and at September 30, 2000 is committed to expend approximately $280,000 through 2003. During fiscal 2000, revenue sharing of $95,000 was earned.

LEGAL MATTERS

In the ordinary course of business, the Company is subject to claims and, from time to time, is named in various legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to any actions will not materially affect the financial position or results of operations of the Company.

NOTE 11.      SHAREHOLDERS' EQUITY

COMMON STOCK

On August 5, 1998, the Company received $15,000,000 from the sale of 30,000,000 shares of common stock at $.50 per share to offshore investors pursuant to Regulation S. Of the total 30,000,000 shares, 10,000,000 shares were sold to "La Caixa", Caja de Ahorros y Pensiones de Barcelona, a financial institution in the Kingdom of Spain, 10,000,000 shares were sold to Dassesta, a principal shareholder of 4-D, 2,000,000 shares were sold to Swisspartners, and 8,000,000 shares were sold to other European banks.

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

STOCK OPTION PLANS

The Company has various incentive and non-qualified stock option plans which provide that options to purchase shares of common stock may be granted to key employees and others at an option price of at least fair market value at the date of grant and vest over a maximum period of four years from the date of grant. The exercise period for each option is not to exceed 10 years from the date of grant. On December 31, 1996, the Company's 1987 Incentive Stock Option Plan which provided options to purchase up to 5,000,000 shares of common stock expired. At January 1, 1997, the 1997 Incentive Stock Option Plan was approved by the Board of Directors, authorizing options to purchase 3,000,000 shares of common stock. In May 1999 and March 2000 shareholders approved amendments of the 1997 Incentive Stock Option Plan, increasing the number of shares authorized for issuance to 8,000,000 shares of common stock.

The following table summarizes common stock option plan activity:

                                                                   Weighted Average
                                                     Options        Exercise Price
                                                     -------        --------------
Outstanding at September 30, 1997                    4,327,477        $      1.18
     Granted                                         2,510,000                .45
     Canceled                                       (1,946,422)              1.55
     Exercised                                        (146,225)               .50
                                                   ------------       -----------


Outstanding at September 30, 1998                    4,744,830                .66
     Granted                                         2,566,000                .22
     Canceled                                          (70,900)               .52
     Exercised                                               -                  -
                                                   -----------        -----------

Outstanding at September 30, 1999                    7,239,930                .51
     Granted                                           715,500                .59
     Canceled                                         (338,120)               .42
     Exercised                                      (1,200,155)               .46
                                                   -----------        -----------
Outstanding at September 30, 2000                    6,417,155        $       .53
                                                   ===========        ===========

The following table summarizes stock options outstanding as of September 30, 2000:

                                       OUTSTANDING                                      VESTING
                            ------------------------------------------------------------------------------------

                                       WEIGHTED-AVG.
                                         REMAINING
      RANGE OF                          CONTRACTURAL      WEIGHTED AVERAGE                     WEIGHTED AVERAGE
  EXERCISE PRICES         OPTIONS      LIFE IN YEARS       EXERCISE PRICE      OPTIONS          EXERCISE PRICE
  ---------------         -------      -------------       --------------      -------          --------------
  $  0.50                  642,105         4.72           $     0.50            642,105       $     0.50
     0.25- 0.75            804,400         6.26                 0.05            804,400             0.50
     0.28- 0.50          1,890,000         7.31                 0.44          1,151,771             0.44
     0.16- 0.26          2,380,150         8.75                 0.21            805,249             0.21
     0.16- 1.00            700,500         9.28                 0.26            139,323             0.25
                     -------------                                          -----------
  $  0.16-$1.00          6,417,155         7.67           $     0.35          3,542,848       $     0.41
                     =============                                          ===========

If the Company had elected to recognize stock-based employee compensation costs (including the Company's Employee Stock Purchase Plan) based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss and basic and diluted net loss per share would have been increased to the following amounts:

                                                             2000              1999              1998
                                                             ----              ----              ----
     Pro forma net loss                                 $  (9,113,423)   $  (8,786,440)     $ (6,093,477)
     Pro forma basic and diluted net loss per share     $        (.11)   $        (.11)     $       (.11)

The weighted-average fair values at date of grant for options granted during fiscal 2000 and 1999 were between $.16 and $1.00 and were estimated using the Black-Scholes option pricing model. The following assumptions were applied in fiscal 2000, 1999 and 1998: (i) expected dividend yield of 0%, (ii) expected volatility rates between 2.22 and 2.61, (iii) expected lives between 8 and 10 years, and (iv) risk-free interest rates ranging from 4.47% to 6.88%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the Company's employee stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

EMPLOYEE STOCK PURCHASE PLAN

The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. A total of 750,000 shares of common stock are authorized for purchase under the Employee Stock Purchase Plan and 320,632 shares of common stock are available for future purchases as of September 30, 2000. During the year ended September 30, 2000, 315,317 shares were issued.

WARRANTS

In April 1995, the Company issued 486,200 warrants to purchase common stock at $.60 per share in connection with certain debt financing. During fiscal 2000, 92,424 of these warrants were exercised and 393,776 warrants expired unexercised.

NOTE 12.      EMPLOYEE BENEFIT PLANS

The Company maintains a defined contribution 401(k) plan (the "Plan") for substantially all of its U.S. employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. Company contributions to the Plan are discretionary as determined by the Board of Directors and the Company did not contribute any funds to the Plan in fiscal 2000, 1999, and 1998, respectively.

In accordance with Finnish law, Neuromag is required to make annual contributions to a pension fund for the benefit of its employees. Pension contributions are based on a fixed percentage of employees' salaries. Provided that Neuromag makes such required contributions, it has no further obligations related to such future employee pension benefits. For the year ended December 31, 2000, Neuromag made pension contributions totaling approximately $137,000.

NOTE 13.      SELECTED QUARTERLY DATA (UNAUDITED)

 Unaudited quarterly data for fiscal 2000, 1999 and 1998 is presented below:

(In thousands, except per share data)              First            Second            Third            Fourth
                                                   Quarter          Quarter          Quarter           Quarter
                                                   -------          -------          -------           -------
         2000
         ----
     Net revenues                                $     278       $      331        $    5,244       $    2,538
     Gross margin                                     (169)            (474)            2,331             (340)
     Net loss                                       (1,720)          (3,591)             (182)          (2,634)
     Basic and diluted net loss per share        $    (.02)      $     (.04)       $     (.00)      $     (.03)

         1999
         ----
     Net revenues                                $     119       $    2,648        $      233       $      254
     Gross margin                                     (204)           1,404              (285)            (885)
     Net loss                                       (1,750)            (875)           (2,278)          (2,561)
     Basic and diluted net loss per share        $    (.02)      $     (.01)       $     (.03)      $     (.03)

         1998
         ----
     Net revenues                                $     324       $    1,736        $      616       $      163
     Gross margin                                       58              488               203             (889)
     Net loss                                       (1,285)            (597)           (1,026)          (2,060)
     Basic and diluted net loss per share        $    (.03)      $     (.01)       $     (.02)      $     (.03)

4-D NEUROIMAGING

SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS


                                    Balance at       Charged to                         Balance at
                                    Beginning        Costs and                            End of
Description                         of Period         Expenses         Deductions          Period
-----------                         ---------        ----------        ----------       ------------
Allowance for doubtful accounts

       Fiscal Year 2000             $   410,420                -        200,000(A)      $   210,420

       Fiscal Year 1999             $    10,420          400,000                 -      $   410,420

       Fiscal Year 1998             $    10,420                -                 -      $    10,420

       (A)    Collection of previously reserved amounts
---------------

Allowance for obsolete and slow moving inventory

       Fiscal Year 2000             $ 2,341,870           60,000        152,318(B)      $ 2,249,552

       Fiscal Year 1999             $ 2,300,594           60,000         18,724(B)      $ 2,341,870

       Fiscal Year 1998             $ 1,710,659          840,191       250,256(B)       $ 2,300,594

       (B)    Sale or disposal of items under allowance