Form 10-K/A
period 2000-09-30
4-D NEUROIMAGING
filed 2001-01-29
CIK 729330

\

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                          (AMENDMENT NO. 1 TO FORM 10K)

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   September 30, 2000
                              --------------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

Commission file number                1-10285
                       ------------------------------------------

                                4-D NEUROIMAGING

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                              95-2647755
--------------------------------------------------------------------------------
     (State or other jurisdiction         (IRS Employer Identification Number)
   of incorporation or organization)


   9727 PACIFIC HEIGHTS BOULEVARD, SAN DIEGO, CALIFORNIA          92121-3719
--------------------------------------------------------------------------------
          (Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code              (858) 453-6300
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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Certain portions of Registrant's Definitive Proxy Statement, to be filed not later than 120 days after September 30, 2000 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended in connection with the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report where indicated.

2. Certain Exhibits filed with the Registrant's prior registration statements and reports are incorporated herein by reference into Part IV of this report.

The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended September 30, 2000 to amend Part IV, Item 14 to include the Annual Report of the Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan as Exhibit 99.2 and the Consent of Arthur Andersen LLP as Exhibit 23.2. No other items in the registrant's Annual Report on Form 10-K for the year ended September 30, 2000 are amended.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a)    The following documents are filed as part of this report:

              (1)   Financial Statements


                    Report of Independent Public Accountants...................................33

                    Consolidated Balance Sheets at September 30, 2000 and 1999.................34

                    Consolidated Statements of Operations for the three year
                    ended September 30, 2000...................................................35

                    Consolidated Statement of Shareholders' Equity (Deficit) for the
                    three years ended September 30, 2000.......................................36

                    Consolidated Statements of Cash Flows for the three years
                    ended September 30, 2000...................................................37

                    Notes to Consolidated Financial Statements.................................38

              (2)   Financial Statement Schedule

                    Schedule II - Consolidated Valuation and Qualifying Accounts

                    Annual Report of 1992 Employee Stock Purchase Plan and related financial statements are contained in attached
                    Exhibit 9

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

    3.2 (2)   Restated Bylaws.

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

   10.71(10)  Offshore Subscription Agreement between the Company and Dassesta
              International S.A. (Numbered originally as Exhibit 2.1).

   10.76(11)  Form of Offshore Stock Subscription Agreements For August 1998
              Sale of Company Common Stock.

   10.77(11)  Joint Venture Agreement with Magnesensors.

   10.78(13)  Real estate lease, dated March 3, 2000 between Neuromag Oy and
              Instrumentarium and an English language summary of such lease.

      21(13)  Subsidiaries of the Company

    23.1(13)  Consent of Arthur Andersen LLP

       23.2   Consent of Arthur Andersen LLP

      27(13)  Data Schedule

       99.2 Annual Report of the Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan

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

(13) This exhibit was previously filed as part of, and is hereby incorporated by reference, to the same numbered exhibit (except as otherwise indicated) in Fiscal 2000 Form 10-K.

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



By   /s/   D. Scott Buchanan                             January 29, 2001
     --------------------------------------              ------------------
     D. Scott Buchanan                             Date
     President, Chief Executive Officer,
     Principal Financial Officer