Form 10-Q
period 2000-12-31
4-D NEUROIMAGING
filed 2001-02-20
CIK 729330

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 2000
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:                     1-10285
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

                                 (858) 453-6300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the registrant's Common Stock, no par value, as of February 6, 2001 was 85,191,957 shares.

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                4-D NEUROIMAGING
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     DECEMBER 31,                 SEPTEMBER 30,
                                                                         2000                         2000
                                                                  -------------------           ------------------
                                                                     (unaudited)
  ASSETS
  Cash and cash equivalents                                       $        1,054                $        1,083
  Restricted cash                                                            312                           312
  Accounts receivable, less allowance for doubtful
       accounts of $210                                                    1,838                         1,246
  Inventories                                                              7,029                         6,345
  Prepaid expenses and other                                                 989                         1,068
                                                                  -------------------           ------------------
           Total current assets                                           11,222                        10,054

  Property and equipment, net                                                950                           973
  Goodwill, net                                                            9,159                         9,696
  Restricted cash                                                            313                           313
  Deferred income taxes                                                      511                           586
  Other assets                                                               561                           562
                                                                  -------------------           ------------------
                                                                  $       22,716                $       22,184
                                                                  ===================           ==================

  LIABILITIES AND SHAREHOLDERS' DEFICIT
  Notes payable                                                   $       13,035                $       13,155
  Accounts payable                                                         4,004                         3,797
  Accrued liabilities                                                      1,323                         1,452
  Accrued salaries and employee benefits                                     848                           595
  Customer deposits                                                        6,337                         4,641
  Deferred revenues                                                          262                           297
  Current portion of royalty obligation                                      312                           287
  Current portion of capital lease obligations                                16                            16
                                                                  -------------------           ------------------
           Total current liabilities                                      26,137                        24,240

  Royalty obligation, net of current portion                               1,488                         1,488
  Deferred revenues                                                           89                           134
  Capital lease obligations, net of current portion                           41                            42
                                                                  -------------------           ------------------
           Total liabilities                                              27,755                        25,904
                                                                  -------------------           ------------------

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' DEFICIT
  Common stock -- no par value; 200,000,000 shares authorized;
       84,975,008 shares issued and outstanding                          100,102                       100,102
  Additional paid-in capital                                               3,008                         3,008
  Accumulated deficit                                                   (107,705)                     (106,413)
  Accumulated other comprehensive loss                                      (444)                         (417)
                                                                  -------------------           ------------------
           Total shareholders' deficit                                    (5,039)                       (3,720)
                                                                  -------------------           ------------------
                                                                  $       22,716                $       22,184
                                                                  ===================           ==================



                 See notes to consolidated financial statements

                                4-D NEUROIMAGING
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                2000                 1999
                                                                          ---------------       -------------
REVENUES
     Product sales                                                        $         2,906       $         185
     Product services                                                                 224                  93
                                                                          ---------------       -------------
                                                                                    3,130                 278
                                                                          ---------------       -------------
COST OF REVENUES
     Product                                                                        1,863                 407
     Product services                                                                 123                  40
                                                                          ---------------       -------------
                                                                                    1,986                 447
                                                                          ---------------       -------------
GROSS MARGIN                                                                        1,144                (169)
                                                                          ---------------       -------------
OPERATING EXPENSES
     Research and development                                                         711                 545
     Marketing and sales                                                              514                 590
     General and administrative                                                       696                 483
     Goodwill amortization                                                            337                   -
                                                                          ---------------       -------------
                                                                                    2,258               1,618
                                                                          ---------------       -------------
OPERATING LOSS                                                                     (1,114)             (1,787)

     Interest expense                                                                (330)                  -
     Interest income                                                                   25                  16
     Other income, net                                                                202                  51
                                                                          ---------------       -------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                    $        (1,217)      $      (1,720)
     Provision for income taxes                                                        75                   -
                                                                          ---------------       -------------
NET LOSS                                                                  $        (1,292)      $      (1,720)
                                                                          ===============       =============


BASIC AND DILUTED NET LOSS PER SHARE                                      $         (0.02)      $       (0.02)
                                                                          ===============       =============
Weighted average number of
     common shares outstanding                                                     84,975              83,367
                                                                          ===============       =============
COMPREHENSIVE LOSS:
     Net loss                                                             $        (1,292)      $      (1,720)
     Cumulative translation adjustment                                                (27)                  -
                                                                          ---------------       -------------
     Comprehensive loss                                                   $        (1,319)      $      (1,720)
                                                                          ===============       =============


                 See notes to consolidated financial statements

                                4-D NEUROIMAGING
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                   2000                 1999
                                                                             ----------------     ----------------
  OPERATING ACTIVITIES
     Net loss                                                                $     (1,292)        $      (1,720)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
         Depreciation                                                                 135                    96
         Amortization of goodwill                                                     337                     -
         Amortization of minimum royalty obligation                                    25                     -
         Income from investment in Magnesensors                                      (200)                  (16)
         Deferred income taxes                                                         75                     -
     Changes in operating assets and liabilities excluding effects of acquisition:
         Restricted cash                                                                -                  (623)
         Accounts receivable                                                         (592)                  215
         Inventories                                                                 (498)                 (549)
         Prepaid expenses and other                                                    80                   (67)
         Accounts payable                                                             407                  (281)
         Accrued liabilities                                                           71                   (23)
         Accrued salaries and employee benefits                                       253                    64
         Customer deposits                                                          1,696                 1,197
         Deferred revenue                                                             (80)                  (73)
                                                                             ----------------     ----------------
           Net cash provided by (used in) operating activities                        417                (1,780)
                                                                             ----------------     ----------------

  INVESTING ACTIVITIES
     Change in short-term investments, net                                              -                 1,683
     Purchases of property and equipment                                             (298)                  (52)
     Acquisition of Neuromag, net of cash acquired                                      -                (9,507)
                                                                             ----------------     ----------------
           Net cash used in investing activities                                     (298)               (7,876)
                                                                             ----------------     ----------------

  FINANCING ACTIVITIES
     Proceeds from notes payable                                                        -                11,000
     Repayments of notes payable                                                     (123)                    -
     Payments on capital lease obligations                                             (6)                   (7)
     Borrowings on capital lease obligations                                            5                     -
                                                                             ----------------     ----------------
           Net cash (used in) provided by financing activities                       (124)               10,993
                                                                             ----------------     ----------------

           Effect of exchange rate changes                                            (24)                    -

  Net Increase (Decrease) in Cash and Cash Equivalents                                (29)                1,337
                                                                             ----------------     ----------------

  Cash and Cash Equivalents at Beginning of Period                                  1,083                   441
                                                                             ----------------     ----------------

  Cash and Cash Equivalents at End of Period                                 $      1,054         $       1,778
                                                                             ================     ================


                 See notes to consolidated financial statements

                                4-D NEUROIMAGING
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 30,
                                                                                    2000                1999
                                                                             ----------------     ----------------
Royalty obligation incurred in acquisition of Neuromag Oy                    $          -         $       1,700
Adjustment of acquisition liabilities to goodwill                            $         200        $           -
Property and equipment transfer to inventories for customer sale             $         186        $           -

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                     $          56        $           -




                 See notes to consolidated financial statements

                                4-D NEUROIMAGING
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.       BUSINESS AND BASIS OF PRESENTATION

4-D Neuroimaging, founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling medical imaging systems to medical institutions. The magnetic source imaging ("MSI") systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders.

On December 22, 1999, 4-D Neuroimaging acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). The acquisition of Neuromag Oy has been accounted for under the purchase method of accounting. The Company paid $10 million in cash and agreed to pay Marconi an interest-free minimum royalty obligation of $312,500 per year for eight years (totaling $2.5 million and a maximum of $5 million in royalties. The minimum royalty obligation was recorded at acquisition at a net present value of $1.7 million using an imputed interest rate of approximately 10 percent. The fair value of net assets acquired was approximately $1,100,000. The purchase price in excess of the fair value of net assets acquired was recorded as goodwill totaling approximately $10.6 million and is being amortized over 8 years. Similar to 4-D, Neuromag Oy is engaged in the research , development, manufacturing, and sales of MSI systems.

The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiaries, Neuromag Oy, a wholly owned Finnish entity, and Biomagnetic Technologies, GmbH, an inactive wholly owned German entity, (together, the "Company", "we", "our", or "4-D") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 2000 and the results of its operations and its cash flows for the periods presented.

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The accompanying statements of operations include the results of operations of Neuromag Oy for the three months ended December 31, 2000. The results of operations between December 23, 1999 and December 31, 1999 were not material to the consolidated statements of operations (see Note 4).

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 2.       DEBT OBLIGATIONS

To acquire the shares of Neuromag Oy, the Company obtained a loan from AIG Private Bank Ltd. totaling $11 million (the "Neuromag Note") that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity affiliated with a member of the Company's Board of Directors. A member of the Company's Board of Directors also serves on the Board of Directors of AIG Private Bank Ltd. ("AIG Bank" or "AIG"). The $11 million loan was restructured in July 2000 which extended the original maturity date from June 30, 2000 to December 29, 2000 and the principal amount was increased to $11.4 million. On December 29, 2000, the Company did not make payment at maturity of the note. On February 15, 2001, the Company and AIG reached an agreement in principle, extending the maturity date to July 20, 2001, increasing the loan principal to approximately $12 million (capitalizing accrued interest of approximately $550,000 into the loan principal) and obtaining additional guarantees of indebtedness from another bank.

The Company does not currently anticipate being able to pay off the AIG loan at the proposed maturity on July 20, 2001 without raising additional capital. The Neuromag note is secured by the shares of Neuromag Oy. If the Company is unable to renegotiate or pay off the AIG loan, AIG could exercise its security interest and take ownership of Neuromag Oy.

In June 2000, the Company obtained unsecured loans totaling $835,000 from BDN, a related party, and used approximately $485,000 of the proceeds to pay interest due AIG at June 30, 2000 in conjunction with extending the maturity of the Neuromag Note to December 29, 2000. BDN is a Spanish company owned by three members of the Company's Board of Directors. The BDN loans were originally due on September 30, 2000. During October 2000, the Company repaid approximately $123,000 of principal and $27,000 of interest for these loans and negotiated an extension of the maturities of the BDN notes until March 31, 2001. The Company is currently negotiating with BDN to extend the loan maturities to September 30, 2001.

Prior to acquisition by 4-D, Neuromag borrowed a total of FIM 3,140,000 (approximately $474,000 at December 31, 2000) from TEKES. The future repayment date for principal and related accrued interest outstanding is dependent upon Neuromag Oy generating sufficient distributable equity, as defined, in accordance with Finnish generally accepted accounting principles, in the future.

In September 2000, the Company obtained an unsecured loan from Swisspartners, a related party, totaling $450,000. A member of the Company's Board of Directors is a partner of Swisspartners. The Swisspartners loan is due on September 30, 2001.

In an event of acceleration of the Company's indebtedness, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily. There can be no assurance that the Company will be able to raise additional capital to repay its indebtedness or be able to renegotiate any of its indebtedness on terms acceptable to the Company, if at all.

NOTE 3.       BUSINESS RISKS AND UNCERTAINTIES

The Company is experiencing serious liquidity issues and incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended December 31, 2000, the Company incurred a net loss of $1,292,000 and had positive cash flows from operations of $417,000. At December 31, 2000, the Company had an accumulated deficit of $107,705,000, a net capital deficiency of $5,039,000, and a working capital deficiency of $14,915,000.

In an effort to address its operational and liquidity issues, management continues to work with it lenders, is attempting to raise additional capital and is developing cost reduction measures on a worldwide basis to bring its cost structure more in line with expected revenues. If management is not successful in initiating and executing its plans, management anticipates that capital, working capital, and debt service requirements in fiscal 2001 will substantially exceed cash projected to be generated by MSI systems sales.

Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MSI systems, the Company expects to have sufficient cash to continue operations through April 2001 without taking into account cash requirements for maturities of its notes payable. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. The Company is working with these shareholders and related parties to renegotiate, reduce or repay its debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital will be available, or that existing debt can be renegotiated on terms acceptable to the Company, if at all.

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

The Company's commercial success is also highly dependent on the availability of reimbursement for procedures performed by the Company's customers using MSI systems. As of December 31, 2000, there have been limited reimbursements from third party payors on a case-by-case basis. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Reimbursements are not currently provided for MSI procedures by the United States or Japanese governments, nor is there any assurance that these governments will authorize or budget for such procedures in the future. If widespread availability of reimbursements from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursements, or what effect such legislation may have on its financial position, results of operations and cash flows.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully improve its operating results and restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2000 contained a modification related to the Company's ability to continue as a going concern.

NOTE 4.       ACQUISITION OF NEUROMAG OY AND PRO FORMA DATA

Unaudited condensed pro forma net revenues and net loss for the three months ended December 31, 1999, assuming the acquisition of Neuromag Oy occurred on September 30, 1999, are as follows (in thousands):


                                                      THREE MONTHS ENDED
                                                       DECEMBER 31, 1999
                                                      ------------------
                                                          (UNAUDITED)
                       Net revenues                   $            2,303
                       Net loss                       $           (1,761)


NOTE 5.       BASIC AND DILUTED NET LOSS PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 6.       INVENTORIES

The composition of inventories is as follows (in thousands):


                                                   DECEMBER 31, 2000     SEPTEMBER 30, 2000
                                                   -----------------     ------------------
                                                      (UNAUDITED)
                   Raw materials                   $             915     $            1,018
                   Work-in process                             4,665                  4,852
                   Finished goods                              1,449                    475
                                                   -----------------     ------------------
                                                   $           7,029     $            6,345
                                                   =================     ==================


NOTE 7.       SEGMENT INFORMATION

The Company operates in one segment that includes developing, manufacturing and selling magnetic source imaging products. The overall market for the Company's operations can be further divided into three overlapping sub-segments: the basic research market, the applications research market, and the commercial clinical market. To date, substantially all of the Company's revenues have been derived from, and substantially all of the Company's assets have been devoted to, the basic research market. The Company also assesses its operations for 4-D and Neuromag on a stand-alone basis. Summary data related to 4-D and Neuromag Oy is as follows (in thousands):


                                                              THREE MONTHS ENDED
                                                              DECEMBER 31, 2000
                                                         4-D                   NEUROMAG
                                                  ----------------         --------------
                 Revenues                         $          1,248         $        1,882
                 Gross margin                                  617                    527
                 Operating loss                             (1,090)                   (24)
                 Net loss                         $         (1,164)        $         (128)


As of December 31, 2000, total assets for 4-D and Neuromag Oy totaled $18,059,000 and $4,657,000, respectively.

NOTE 8.       COMPREHENSIVE INCOME

The functional currency of Neuromag Oy is the Finnish Markka. As such, translation adjustments related to the financial statements of Neuromag Oy are accounted for as a component of accumulated other comprehensive loss.

NOTE 9.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," in June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of fiscal 2001. The adoption of these standards did not have an impact on the Company's financial position or results of operations as the Company had not entered into any derivative instrument arrangements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 2000. See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

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

The measurement of the body's magnetic fields by MSI provides information about the normal and abnormal functioning of the brain, heart and other organs. The Company is focusing on the use of its technology for potential commercial market applications such as the diagnosis and planning for surgical treatment of epilepsy, and the functional mapping of areas of the brain at risk during surgery for tumors and other lesions. Currently, the medical industry is aware of only a few established diagnostic uses for MSI Systems. The Company is continuing to investigate the potential applications of its technology for problems of the heart, spine, and gastrointestinal system, as well as for disorders of the brain such as closed-head trauma, schizophrenia and other neuro-psychiatric disorders.

As of December 31, 2000, fifty-five (55) MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by 4-D and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's MSI systems

In fiscal 1995, 4-D announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of December 31, 2000, the Company had shipped fifteen Magnes 2500 WH systems and received thirteen final acceptances from customers. In fiscal 2000 4-D completed the development of the Magnes 3600 WH, and has shipped its first system to a customer. The Magnes 3600 increased the sensitivity of the Company's MSI system by increasing the number of detector channels.

On December 22, 1999, 4-D acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a share purchase agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, 4-D paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties to Marconi under an ancillary royalty agreement over the next 8 years. The acquisition was funded by a loan from AIG Private Bank Ltd. ("AIG").

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

The current price of 4-D's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A major portion of the Company's sales have been, and are expected to be, in foreign markets. Although the distributor agreements that the Company has entered into in the Far East have required sales to be priced in U.S. dollars, the Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in U.S. dollars varied as the value of the U.S. dollar fluctuated against the quoted foreign currency price. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than U.S. dollars. Consequently, the Company's reported results are subject to various risks, including without limitation, foreign currency risks. Although at December 31, 2000 the Company did not have any open forward exchange contracts, the Company may in the future enter into forward exchange contracts to partially hedge, or protect against, such foreign currency exposure, if appropriate. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk. See our discussion under "Risks and Uncertainties - If foreign currency rates fluctuate our return on sales in U.S. dollars may suffer" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk", for more detailed discussions of the quantitative and qualitative disclosures about market risk.

The Company believes that the relatively small number of proven medical applications for its MSI systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of the acceptance of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MSI system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

The Company's results of operations for the quarter ended December 31, 2000 report increased margins, reduced operating loss, and a reduction in net loss as compared to the quarter ended December 31, 1999. These improved results are primarily due to the favorable timing of multiple product acceptances and associated revenue recognition. In addition, the improved margins are due to the fact that both major sales recognized in the current quarter did not include Magnetically Shielded Rooms ("MSR") on which the Company has historically realized minimal margins. Additionally, one of the sales resulted from the conversion of a system on loan for a clinical development collaboration. This system had been depreciated on a straight line basis for 2 years (of a 5 year estimated useful life) during the collaboration agreement prior to sale. The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the Company's fiscal year ending September 30, 2001 or for future quarters.

Total revenues for the first quarter of fiscal 2001 were $3,130,000, including $224,000 of service revenues, compared to $278,000 of total revenues, including $93,000 of service revenues, for the first quarter of fiscal 2000. This increase in total revenues was due primarily to the recognition of revenue for two MSI systems in 2001 compared to none in 2000.

Cost of revenues for the first quarter of fiscal 2001 were $1,986,000, compared to $447,000 for the first quarter of fiscal 2000. The increase in cost of revenues was related to the recognition of two MSI systems in 2001 compared to none in 2000.

Research and development expenses for the first quarter of fiscal 2001 amounted to $711,000, compared to $545,000 for the first quarter of fiscal 2000. Research and development expenses increased from the addition of Neuromag Oy, offset by reductions in employee headcount from consolidation efforts and the reduction of expenses related to development of the Company's WH 3600 system.

Marketing and sales expenses amounted to $514,000 for the first quarter of fiscal 2001, compared to $590,000 for the first quarter of fiscal 2000. Marketing and sales expenses decreased despite the addition of Neuromag Oy due to the Company's consolidation efforts.

General and administrative expenses totaled $696,000 for the first quarter of fiscal 2001, compared to $483,000 for the first quarter of fiscal 2000. This increase is primarily attributable to additional general and administrative expenses incurred as a result of the acquisition of Neuromag Oy.

Goodwill amortization expense totaled $337,000 in the first quarter of fiscal 2001, compared to none in the first quarter of fiscal 2000 with the acquisition of Neuromag Oy on December 22, 1999.

Interest expense totaled $330,000 for the first quarter of fiscal 2001, compared to none during the first quarter of fiscal 2000. The increase in the first quarter of fiscal 2001 was the result of borrowings to acquire Neuromag Oy and borrowings to fund operations.

Other income totaled $202,000 in the first quarter of fiscal 2001, compared to $51,000 in the first quarter of fiscal 2000. The increase is primarily attributable to $200,000 in income from investment in Magnesensors. During the first quarter of fiscal 2001, 4-D notified Magnesensors that it would no longer continue to provide a $200,000 guarantee of indebtedness due to the termination of its contractual obligations to do so and 4-D's liquidity concerns. 4-D had been providing the guarantee, and under the equity method of accounting for its investment in Magnesensors, had previously recorded its proportionate share of Magnesenors' losses to the extent of 4-D's debt guarantee.

Provision for income taxes totaled $75,000 in the first quarter of fiscal 2001, compared to none in the first quarter of fiscal 2000. The tax provision in the first quarter of 2001 pertains to Finnish taxes for the Company's Neuromag Oy subsidiary.

Net loss for the first quarter ended December 31, 2000 amounted to $1,292,000 compared to a net loss of $1,720,000 for the comparable period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company is experiencing serious liquidity issues and incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended December 31, 2000, the Company incurred a net loss of $1,292,000 and had positive cash flows from operations of $417,000. At December 31, 2000, the Company had an accumulated deficit of $107,705,000, a net capital deficiency of $5,039,000, and a working capital deficiency of $14,915,000.

On December 29, 2000, the Company did not make payment at maturity of its note payable to AIG originating from the acquisition of Neuromag Oy, totaling $11,400,000 and related accrued interest of $540,000. On February 15, 2001, the Company and AIG reached an agreement in principle, extending the maturity date to July 20, 2001, increasing the loan principal to approximately $12 million (capitalizing accrued interest of approximately $550,000 into the loan principal) and obtaining additional guarantees of indebtedness from another bank.

The Company does not currently anticipate being able to pay off the AIG loan at the proposed maturity on July 20, 2001 without raising additional capital. The Neuromag note is secured by the shares of Neuromag Oy. If the Company is unable to renegotiate or pay off the AIG loan, AIG could exercise its security interest and take ownership of Neuromag Oy.

In June 2000, the Company obtained unsecured loans totaling $835,000 from BDN, a related party, and used approximately $485,000 of the proceeds to pay interest due AIG at June 30, 2000 in conjunction with extending the maturity of the Neuromag Note to December 29, 2000. BDN is a Spanish company owned by three members of the Company's Board of Directors. The BDN loans were originally due on September 30, 2000. During October 2000, the Company repaid approximately $123,000 of principal and $27,000 of interest for these loans and negotiated an extension of the maturities of the BDN notes until March 31, 2001. The Company is currently negotiating with BDN to extend the loan maturities to September 30, 2001.

Prior to acquisition by 4-D, Neuromag borrowed a total of FIM 3,140,000 (approximately $474,000 at December 31, 2000) from TEKES. The future repayment date for principal and related accrued interest outstanding is dependent upon Neuromag Oy generating sufficient distributable equity, as defined, in accordance with Finnish generally accepted accounting principles, in the future.

In September 2000, the Company obtained an unsecured loan from Swisspartners, a related party, totaling $450,000. A member of the Company's Board of Directors is a partner of Swisspartners. The Swisspartners loan is due on September 30, 2001.

In an event of acceleration of the Company's indebtedness, it is possible that the Company may be required to seek protection under bankruptcy laws, either voluntarily or involuntarily. There can be no assurance that the Company will be able to raise additional capital to repay its indebtedness or be able to renegotiate any of its indebtedness on terms acceptable to the Company, if at all.

In an effort to address its operational and liquidity issues, management continues to work with its lenders, is attempting to raise additional capital, and is developing cost reduction measures on a worldwide basis to bring its cost structure more in line with expected revenues. If management is not successful in initiating and executing its plans, management anticipates that capital, working capital, and debt service requirements in fiscal 2001 will substantially exceed cash projected to be generated by MSI systems sales.

Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MSI systems, the Company expects to have sufficient cash to continue operations through April 2001 without taking into account cash requirements for maturities of its notes payable. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. The Company is working with these shareholders and related parties to renegotiate, reduce or repay its debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital and funds will be available or that existing debt can be renegotiated on terms acceptable to the Company, if at all.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully improve its operating results and restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2000 contained a modification related to the Company's ability to continue as a going concern. In addition, the reader is encouraged to refer to the Management's Discussion and Analysis of Financial Condition and Results of Operation under Item 2 of Part I of this quarterly report for additional risks or other considerations.

At December 31, 2000, the Company had a working capital deficit of $14,915,000 as compared to $14,186,00 at September 30, 2000. The Company's working capital deficiency primarily resulted from continued losses, negative cash flows from operations, short term financing for the acquisition of Neuromag Oy and amounts borrowed for working capital requirements.

Capital equipment expenditures totaled $298,000 for the first quarter of fiscal 2001, compared to $52,000 for the first quarter of fiscal 2000. Capital expenditures have been low due to the Company's liquidity concerns.

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

We require additional capital to fund the Company's capital, working capital and debt service requirements on an ongoing basis. We will need to restructure our $12 million AIG loan from the acquisition of Neuromag Oy, our $712,000 BDN notes payable and our $450,000 Swisspartners note. We will need to obtain additional financing to fund operations and repay the notes and related interest. We may not be able to arrange additional financing or restructure our debt on terms acceptable to us, if at all.

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

In the last three years, our negative cash flows from operations have been as follows:

         -        $5,217,000 in fiscal 2000,
         -        $8,602,000 in fiscal 1999, and
         -        $5,520,000 in fiscal 1998.

At December 31, 2000, our accumulated deficit was $107,705,000, our shareholders' deficit was $5,039,000 and we had negative working capital of $14,915,000. Our negative working capital at December 31, 2000 resulted primarily from the purchase of Neuromag Oy for cash in December 1999, which was financed by a short-term loan from AIG Private Bank, Ltd. and loans from related parties to fund continuing operations. We are developing certain programs in an effort to address our operational and liquidity problems and our ability to continue operations is dependent on our maintaining adequate financing and bringing our cost structure more in line with expected revenues. If we are not successful in initiating and executing our plans and refinancing our debt, cash projected to be generated from operations alone will not be sufficient to meet our capital, working capital and debt service requirements in fiscal 2001.

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

IF WE ARE UNABLE TO DEVELOP ADDITIONAL PRODUCTS, OUR ABILITY TO COMMERCIALIZE OUR PRODUCTS WILL BE ADVERSELY IMPACTED.

Our success may be limited by our dependence on our current line of MSI systems. We are currently dependent on sales of our MSI systems to basic research institutions that represent a market of limited size. Our current product line may not fully meet the needs of a commercial clinical market and we may need to develop additional products directly suited to an emerging set of needs from this market. Our financial results may be materially adversely affected if our current line of MSI products does not fully meet the needs of commercial applications that emerge, or we are not able to offer new products in a timely and cost effective manner that meet these emerging needs.

IF WE FAIL TO OBTAIN AN ADEQUATE LEVEL OF REIMBURSEMENT FOR MSI PROCEDURES BY THIRD PARTY PAYORS, SALES WILL SUFFER.

Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of December 31, 2000, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

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

IF FOREIGN CURRENCY EXCHANGE RATES FLUCTUATE, OUR RETURN ON SALES IN U.S. DOLLARS MAY SUFFER.

A significant portion of our sales to date have been in foreign markets. Revenues from international sales represented 99% of our revenues of MSI systems for the fiscal year ended September 30, 2000 compared to 71% in fiscal 1999. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Revenues denominated in foreign currencies, primarily the Finnish Markka, as a percentage of total revenues, were 66% in fiscal 2000. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at December 31, 2000 we did not have any open forward exchange contracts, on occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales and could impact operating results through translation of the Company's subsidiaries' financial statements. These risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

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

INTEGRATING 4-D NEUROIMAGING AND NEUROMAG OY HAS BEEN DIFFICULT.

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

Also, it is possible that despite a successful integration, future results of operations of the merged Company do not meet expectations, due to other risks discussed in this quarterly report or other documents filed with the SEC, and other factors.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's variable rate indebtedness is affected by the general level of London Interbank Offered Rate ("LIBOR") interest rates. The Company had approximately $12,600,000 outstanding under LIBOR based variable rate indebtedness on December 31, 2000. A 2 percent increase above the interest rate applicable at September 30, 2000 for such indebtedness would result in a $252,000 increase in annual interest expense. Renegotiation of any of the Company's indebtedness could also result in material changes to the interest rates on such indebtedness.

For additional information required by this item regarding market risks related to fluctuations in foreign currency exchange rates, see our discussion under "Risks and Uncertainties - If foreign currency rates fluctuate, our return on sales in U.S. dollars may suffer" under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.      OTHER INFORMATION

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.       EXHIBITS AND REPORTS ON FORM 8-K.

     a) EXHIBIT NO.        DESCRIPTION
              3.1 (1)      Fifth Amended and Restated Articles of Incorporation
              3.2 (2)      Restated By-Laws


                  (1) This exhibit was previously filed as apart of, and is hereby incorporated by reference to the same numbered exhibit in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000 filed with the Securities and Exchange Commission on May 15, 2000.

                  (2) This exhibit was previously filed as a part of, and is hereby incorporated by reference to, the same numbered exhibit in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1 Registration Statement No. 33-29095, filed June 7, 1989, as amended by Amendment No. 1, filed June 13, 1989, Amendment No. 2, filed July 21, 1989 and Amendment No. 3, filed July 28, 1989.

     b) Reports on Form 8-K

        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING

February 20  , 2001                          /s/ D. Scott Buchanan
-------------------------------              -----------------------------------
Date                                         D. Scott Buchanan
                                             President, Chief Executive Officer,
                                             Principal Financial Officer



February 20 , 2001                           /s/ Eugene C. Hirschkoff
-------------------------------              -----------------------------------
Date                                         Eugene C. Hirschkoff
                                             Vice President
                                             Corporate Secretary