Form 10-Q
period 2001-03-31
4-D NEUROIMAGING
filed 2001-05-15
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-19632

4-D NEUROIMAGING
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2647755 (IRS Employer Identification No.)
9727 Pacific Heights Boulevard, San Diego, California (Address of principal executive offices)	92121-3719 (Zip code)

(858) 453-6300
(Registrant's telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / /  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS:

    The number of shares outstanding of the registrant's common stock, no par value, as of May 2, 2001 was 145,018,629 shares.

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

4-D NEUROIMAGING

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2001	September 30, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$478	$1,083
Restricted cash	478	312
Accounts receivable, less allowance for doubtful accounts of $210	1,314	1,246
Inventories	6,618	6,345
Prepaid expenses and other	1,262	1,068

Total current assets	10,150	10,054
Property and equipment, net	902	973
Goodwill, net	8,832	9,696
Restricted cash	—	313
Deferred income taxes	608	586
Other assets	498	562

	$20,990	$22,184

LIABILITIES AND SHAREHOLDERS' DEFICIT
Notes payable	$13,976	$13,155
Accounts payable	3,428	3,797
Accrued liabilities	801	1,452
Accrued salaries and employee benefits	569	595
Customer deposits	6,822	4,641
Deferred revenues	341	297
Current portion of royalty obligation	312	287
Current portion of capital lease obligations	16	16

Total current liabilities	26,265	24,240
Royalty obligation, net of current portion	1,081	1,488
Deferred revenues	302	134
Capital lease obligations, net of current portion	40	42

Total liabilities	27,688	25,904

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock—no par value; 200,000,000 shares authorized; 85,469,548 shares issued and outstanding	100,193	100,102
Additional paid-in capital	3,008	3,008
Accumulated deficit	(109,585)	(106,413)
Accumulated other comprehensive loss	(314)	(417)

Total shareholders' deficit	(6,698)	(3,720)

	$20,990	$22,184

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
REVENUES
Product sales	$2,380	$168	$5,286	$353
Product services	89	163	313	256

	2,469	331	5,599	609

COST OF REVENUES
Product	2,294	646	4,157	1,053
Product services	171	159	294	302

	2,465	805	4,451	1,355

GROSS MARGIN	4	(474)	1,148	(746)

OPERATING EXPENSES
Research and development	425	985	1,137	1,530
Marketing and sales	418	599	932	1,135
General and administrative	833	684	1,530	1,118
Goodwill amortization	327	351	665	351

	2,003	2,619	4,264	4,134

OPERATING LOSS	(1,999)	(3,093)	(3,116)	(4,880)
Interest expense	(324)	(287)	(655)	(271)
Interest income	42	(53)	67	(37)
Other income, net	297	(117)	501	(82)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,984)	$(3,550)	$(3,203)	$(5,270)
Provision(Benefit) for income taxes	(104)	41	(29)	41

NET LOSS	$(1,880)	$(3,591)	$(3,174)	$(5,311)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.04)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	85,054	83,886	85,054	83,625

COMPREHENSIVE LOSS:
Net loss	$(1,880)	$(3,591)	$(3,174)	$(5,311)
Cumulative translation adjustment	124	—	103	—

Comprehensive loss	$(1,756)	$(3,591)	$(3,071)	$(5,311)

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31
	2001	2000
OPERATING ACTIVITIES
Net loss	$(3,174)	$(5,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	193	190
Amortization of goodwill	864	351
Amortization of minimum royalty obligation	(382)	—
Deferred income taxes	(22)	—
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	147	(648)
Accounts receivable	(68)	(978)
Inventories	(273)	(1,414)
Prepaid expenses and other	(194)	238
Other assets	64	(133)
Accounts payable	(367)	(214)
Accrued liabilities	(603)	(15)
Accrued salaries and employee benefits	(26)	(14)
Customer deposits	2,181	3,511
Deferred revenue	212	(136)
Interest payable	(48)	336

Net cash provided by (used in) operating activities	(1,496)	(4,237)

INVESTING ACTIVITIES
Change in short-term investments, net	—	2,695
Purchases of property and equipment	(122)	(102)
Loss from investment in Magnesensors	—	37
Acquisition of Neuromag, net of cash acquired	—	(9,507)

Net cash used in investing activities	(122)	(6,877)

FINANCING ACTIVITIES
Proceeds from notes payable	944	11,000
Repayments of notes payable	(123)	(21)
Payments on capital lease obligations	(2)	(32)
Proceeds from stock options exercised	91	548
Borrowings on capital lease obligations		—

Net cash (used in) provided by financing activities	910	11,495

Effect of exchange rate changes	103	—
Net Increase (Decrease) in Cash and Cash Equivalents	(605)	381

Cash and Cash Equivalents at Beginning of Period	1,083	441

Cash and Cash Equivalents at End of Period	$478	$822

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Royalty obligation incurred in acquisition of Neuromag Oy	$2,382	$2,500
Adjustment of acquisition liabilities to goodwill	$200	$—
Property and equipment transfer to inventories for customer sale	$186	$—
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$56	$—

See notes to consolidated financial statements

4-D NEUROIMAGING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.  BUSINESS AND BASIS OF PRESENTATION

    4-D Neuroimaging, founded in 1970 as a California corporation, is engaged primarily in the business of developing, manufacturing and selling medical imaging systems to medical institutions. The magnetic source imaging ("MSI") systems (also known as magnetoencephalography ("MEG") systems) developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders.

    On December 22, 1999, 4-D Neuroimaging acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). The acquisition of Neuromag Oy has been accounted for under the purchase method of accounting. The Company paid $10 million in cash and agreed to pay Marconi an interest-free minimum royalty obligation of $312,500 per year for eight years, (totaling a minimum of $2.5 million, and a maximum of $5 million in royalties). The minimum royalty obligation was recorded at acquisition at a net present value of $1.7 million using an imputed interest rate of approximately 10 percent. The fair value of net assets acquired was approximately $1,100,000. The purchase price in excess of the fair value of net assets acquired was recorded as goodwill totaling approximately $10.6 million and is being amortized over 8 years. Similar to 4-D, Neuromag Oy is engaged in the research, development, manufacturing, and sales of MSI systems.

    The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiaries, Neuromag Oy, a wholly owned Finnish entity, and Biomagnetic Technologies, GmbH, an inactive wholly owned German entity have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000.

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 2001 and the results of its operations and its cash flows for the periods presented.

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Results for the interim periods presented in this report are not necessarily indicative of results which may be reported for any other interim period or for the entire fiscal year.

    The accompanying statements of operations include the results of operations of Neuromag Oy for the six months ended March 31, 2001.

NOTE 2.  BASIC AND DILUTED NET LOSS PER SHARE

    Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 3.  BUSINESS RISKS AND UNCERTAINTIES

    The Company has experienced serious liquidity issues over the last few years and has incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended March 31, 2001, the Company incurred a net loss of 1,880,000. At March 31, 2001, the Company had an accumulated deficit of $109,585,000, a net capital deficiency of $6,698,000, and a working capital deficiency of $16,115,000.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully improve its operating results and restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of additional MSI systems, the Company expects to have sufficient cash to continue operations through at least the end September 2001. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. There can be no assurance that these sources of capital will continue to be available.

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

    To date, the Company has been engaged principally in research and development and marketing activities, and has made only low volume sales to clinical research institutions. The Company is dependent on its current MSI systems as its principal products for which there are currently limited clinical applications. Continued clinical applications development needs to be conducted with MSI systems at major medical centers for the Company to develop a commercial clinical market. There can be no assurance that a commercial market will develop for diagnostic or monitoring uses of the Company's MSI systems. A continued lack of clinical applications and a commercial market for the Company's MSI systems would have a material adverse impact on the Company's financial position, results of operations, and cash flows.

    The Company's commercial success is also highly dependent on the availability of reimbursement for procedures performed by the Company's customers using MSI systems. As of March 31, 2001, there have been limited reimbursements from third party payors on a case-by-case basis. In February 2001, the American Medical Association approved the issuance of billing codes, commonly referred to as Current Procedural Terminology ("CPT") codes, for the use of MEG (also known as MSI), in the planning for the surgical treatment of epilepsy and for pre-surgical functional mapping of the brain prior to neurosurgery. 4-D regards the issuance of CPT codes to be a significant step in establishing routine reimbursement for MEG in the United States. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Routine reimbursements are not currently provided for MSI procedures by the United States or Japanese governments or the governments in our other markets. If widespread availability of reimbursements from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursements, or what effect such legislation may have on its financial position, results of operations and cash flows. The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse effect on the Company's financial position, results of operations and cash flows.

    The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2000 contained a modification related to the Company's ability to continue as a going concern.

    As of the end of April 2001, the Company addressed a major portion of its near-term liquidity concerns. As part of a private placement of equity organized primarily by 4-D's board of directors, the Company retired approximately $10.5 million of its debt, raised $2 million of working capital and restructured approximately $3 million of its remaining debt owed to AIG Private Bank Ltd. See Notes 4 and 5 for additional information regarding the debt restructuring and the related private placement.

NOTE 4.  DEBT OBLIGATIONS

    To acquire the shares of Neuromag Oy, the Company obtained a loan from AIG Private Bank Ltd., or AIG, totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity affiliated with a member of the Company's board of directors. Martin Egli, a member of the Company's board of directors, also serves on AIG's board of directors. The $11 million loan was restructured in July 2000 which extended the original maturity date from June 30, 2000 to December 29, 2000 and the principal amount was increased to $11.4 million. On December 29, 2000, the Company did not make payment at maturity of the loan. Effective February 15, 2001, the Company and AIG reached an agreement in principle, extending the maturity date to July 20, 2001, increasing the loan principal to approximately $12 million (capitalizing accrued interest of approximately $550,000 into the loan principal) and obtaining additional guarantees of indebtedness from another bank. On

April 26, 2001 the Company reached an agreement with AIG in which $8.951 million of the principle and accrued interest of the loan was converted into shares of the Company's common stock as part of a private placement, which is discussed in more detail in Note 5. The remainder, approximately $3 million of the loan was restructured. As restructured, the loan in the principal amount of $3.357 million AIG matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway Co. Ltd., or Scaloway, an entity affiliated with Martin Velasco, a member of 4-D's board of directors, a guarantee in the amount of USD $2,200,000 by Bank Julius Baer & Co. AG in Zurich, Switzerland, and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary located in Helsinki, Finland. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy.

    In June 2000, the Company obtained unsecured loans totaling approximately $835,000 from BDN and used approximately $485,000 of the proceeds to pay interest due under the AIG loan at June 30, 2000 in conjunction with extending the maturity of the loan from AIG to December 29, 2000. BDN is a Spanish company owned by three members of the Company's board of directors, Martin Egli, Enrique Maso and Martin Velasco. The BDN loans were originally due on September 30, 2000. During October 2000, the Company repaid approximately $123,000 of principal and $27,000 of interest for these loans and negotiated an extension of the maturity's of the BDN loans until March 31, 2001. As part of a reduction in its capital BDN reassigned its rights under the BDN loans to Amaldos, S.A., MATRUST, S.L., International Sequoia Investments Limited and Swisspartners Investment Network Ltd. Mr. Maso is a majority shareholder in MATRUST, S.L. Mr. Velasco is a major investor in International Sequoia Investments Limited, or Sequoia. Mr. Egli is a member of the board of directors and a managing partner of Swisspartners Investment Network Ltd., or Swisspartners. An additional $18,500 of interest and $1,500 of principal was repaid before the majority of these loans were reassigned to the principals of BDN on April 15, 2001, excluding $30,000. Subsequently these reassigned loans were converted to equity on April 26, 2001 as part of a private placement, which is discussed in more detail in Note 5, and the remaining $30,000 of principal was repaid to BDN at that time.

    In September 2000, the Company obtained an unsecured loan from Swisspartners. In March 2001 Swisspartners provided an additional $400,000 to the Company and increased the principle of that loan by $400,000. On April 26, 2001 Swisspartners converted the entire principal and all accrued interest of the loan to equity as part of a private placement, which is discussed in more detail in Note 5.

    Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $474,000 USD at December 31, 2000, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

NOTE 5.  SUBSEQUENT EVENTS

    4-D issued 59,549,081 shares of its common stock representing approximately 41% of its outstanding voting securities in a private placement transaction with specified investors in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, which was consummated on or about April 26, 2001.  The common stock was issued at a per-share price of $0.21, in exchange for cancellations of indebtedness in the aggregate amount of $10,505,307 and cash in the aggregate sum of $2,000,000. 4-D currently intends to use the cash proceeds for general corporate purposes, marketing and continued product research and development, as it deems necessary. The 59,549,081 shares of common stock were distributed as set forth in the table below. Except as otherwise noted in the table below, each purchase by cancellation of indebtedness was made in United States Dollars, or USD, according to a Full Cancellation of Indebtedness dated as of April 26, 2001 between 4-D and the respective purchaser. The percentage ownership is calculated based on 145,018,629 shares issued and outstanding immediately following the private placement transaction.

Purchasers	Number of Shares Acquired in Transaction	Source and Amount of Consideration	Total Number of Shares Owned following Transaction	Percentage Ownership of Outstanding Voting Securities following Transaction (%)
AIG Private Bank Ltd. ("AIG")	42,623,810	Partial Cancellation of Indebtedness in the amount of USD $8,951,000 pursuant to that certain letter agreement dated on or about April 25, 2001 between AIG and 4-D (the "Letter Agreement").	42,623,810	29.4
Swisspartners Investment Network Ltd. ("Swisspartners")	14, 751,153	USD $2,000,000 cash and Full Cancellations of Indebtedness in the amounts of USD $872,867 and USD $224,875.	36,468,755	25.1
MATRUST, S.L.	1,070,833	Full Cancellation of Indebtedness in the amount of USD $224,875.	1,070,833	0.7
International Sequoia Investments Ltd.	1,070,833	Full Cancellation of Indebtedness in the amount of USD $224,875.	1,070,833	0.7
Amaldos, S.A.	32,452	Full Cancellation of Indebtedness in the amount of USD $6,815.	32,452	Less than 0.1
TOTAL:	59,549,081		81,266,683	56.1

    The Letter Agreement acknowledges AIG's receipt of 42,623,810 shares of 4-D's common stock as partial payment in the amount of USD $8,951,000 against a loan 4-D obtained on or about December 21, 1999, as subsequently amended August 10, 2000, February 15, 2001 and April 26, 2001, from AIG in the principal amount of $11,951,000. In connection with the private placement transaction, the AIG loan was amended effective as of April 26, 2001 to, among other things, extend its maturity date to July 31, 2002 and re-establish the interest rate based on AIG's refinancing costs in line with the current market conditions plus a fixed margin of 2.5% per annum. See Note 4 for additional information with regard to the terms of the restructured loan. In connection with the transaction, AIG agreed to convert certain assets pledged and assigned by Scaloway into an indirect share holding of 4-D's common stock.

    The Full Cancellation of Indebtedness entered into between 4-D and Amaldos, S.A. in the amount of $6,815 represents the portion of the debt assigned to it by BDN upon its reduction in capital. The Full Cancellations of Indebtedness entered into between 4-D and each of MATRUST, S.L., Sequoia and Swisspartners each in the amount of USD $224,875 represent the portion of the debt assigned to each such purchaser by BDN upon its reduction in capital. See Note 4 for additional information with regard to the unsecured loans 4-D obtained from BDN and the reassignment of portions of the loans to Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners upon BDN's reduction in capital. Of the 36,468,755 shares reported as beneficially owned by Swisspartners in the table above, 18,717,602 shares are owned by Dassesta International S.A. Swisspartners owns 100% of the capital stock of Dassesta. Dr. Enrique Maso, who currently owns 25,000,000 shares, is a majority owner of MATRUST, S.L.

    The description of the private placement transaction set forth in this Note 5 is qualified in its entirety by reference to the Company's Form 8-K filed with the SEC on or about May 11, 2001 and the form of Common Stock Purchase Agreement, the Letter Agreement, the April 26, 2001 amendment to the AIG loan and the Full Cancellations of Indebtedness, copies of which are filed as exhibits to such report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

    The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 2000. This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties including, but not limited to, those discussed at "Risks and Uncertainties" below. This outlook represents our current judgement on the future direction of our business. See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

OVERVIEW

    4-D Neuroimaging is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems to medical institutions. The MSI systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders.

    The Company has experienced serious operating and liquidity issues. These issues are discussed in more detail under "Results of Operations" and "Liquidity and Capital Resources" below.

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

    As of March 31, 2001, 56 MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by 4-D and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's MSI systems.

    In fiscal 1995, 4-D announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of March 31, 2001, the Company had shipped 15 Magnes 2500 WH systems and received 13 final acceptances from customers. In fiscal 2000, 4-D completed the development of the Magnes 3600 WH, and has shipped its first system to a customer. The Magnes 3600 increased the sensitivity of the Company's MSI system by increasing the number of detector channels.

    On December 22, 1999, 4-D acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a share purchase agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). Under the terms of the Share Purchase Agreement, 4-D paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties to Marconi under an ancillary royalty agreement over the next 8 years. A royalty payment in the amount of $430,683 was made on March 19, 2001 for royalties due for the first year ended December 21, 2000. The acquisition was funded by a loan from AIG Private Bank Ltd.

    Similar to 4-D, Neuromag Oy is engaged in the research, development and manufacturing of MSI systems. Neuromag Oy is located in Helsinki, Finland. 4-D operates Neuromag Oy as a subsidiary of 4-D. Neuromag Oy developed and sold its first MSI system, the Neuromag 122, in 1994. Neuromag then introduced its next generation product, the Vectorview, in 1997. Both are whole head systems, designed to evaluate brain function.

    The current price of 4-D's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A major portion of the Company's sales have been, and are expected to be, in foreign markets. Although the distributor agreements that the Company has entered into in the Far East have required sales to be priced in U.S. dollars, the Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in U.S. dollars varied as the value of the U.S. dollar fluctuated against the quoted foreign currency price. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than U.S. dollars. Consequently, the Company's reported results are subject to various risks, including without limitation, foreign currency risks. Although at March 31, 2001 the Company did not have any open forward exchange contracts, the Company may in the future enter into forward exchange contracts to partially hedge, or protect against, such foreign currency exposure, if appropriate. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk. See our discussion under "Risks and Uncertainties—If foreign currency rates fluctuate our return on sales in U.S. dollars may suffer" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk", for more detailed discussions of the quantitative and qualitative disclosures about market risk.

    The Company believes that the relatively small number of proven medical applications for its MSI systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales. In February 2001, the American Medical Association approved the issuance of billing codes, commonly referred to as Current Procedural Terminology ("CPT") codes, for the use of MEG or MSI, in the planning for the surgical treatment of epilepsy and for pre-surgical functional mapping of the brain prior to neurosurgery. 4-D regards the issuance of CPT codes to be a significant step in establishing routine reimbursement for MEG in the United States. Additionally, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of the acceptance of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MSI system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

    Total revenues for the second quarter and first six months of fiscal 2001 were $2,469,000 and $5,599,000, including $89,000 and $313,000 of service revenues, compared to $331,000 and $609,000 of total revenues, including $163,000 and $256,000 of service revenues, for the second quarter and first six months of fiscal 2000. This increase in total revenues was due primarily to the recognition of revenue for three MSI systems in 2001 compared to none in 2000 during this six-month period.

    Cost of revenues for the second quarter and first six months of fiscal 2001 were $2,465,000 and $4,451,000 compared to $805,000 and $1,355,000 for the second quarter and first six months of fiscal

2000. The cost of revenues as a percentage of revenues remains high primarily due to overall low sales volume and higher resulting overheads.

    The Company's results of operations for the quarter ended March 31, 2001 reported a reduction of negative gross margin, and lower operating loss and net loss as compared to the quarter ended March 31, 2000. The first six months of fiscal 2001 recorded a positive gross margin of $1,148,000 as compared to a six month loss of ($746,000) in the prior year. These improved results are primarily due to increased sales volume and associated revenue recognition.

    Research and development expenses for the second quarter and first six months of fiscal 2001 amounted to $425,000 and $1,137,000 compared to $985,000 and $1,530,000 for the second quarter and first six months of fiscal 2000. The reduction in research and development expenses results from continuing cost control measures implemented by the Company during the Company's liquidity difficulties. Reductions also result from reduced spending on new product development due to the fact that current hardware product lines fulfill current marketing and sales requirements.

    Marketing and sales expenses for the second quarter and first six months of fiscal 2001 amounted to $418,000 and $932,000, compared to $599,000 and $1,135,000 for the second quarter and first six months of fiscal 2000. The reduction in marketing and sales expenses primarily results from continuing cost control measures implemented by the Company during the Company's liquidity difficulties.

    General and Administrative expenses for the second quarter and first six months of fiscal 2001 were $833,000 and $1,530,000 compared to $684,000 and $1,118,000 for the same prior year periods. The increase for the second quarter of fiscal 2001, as compared to fiscal 2000, was primarily due to a reclassification of research and development costs at Neuromag Oy. The increase for the six month fiscal period ended March 31, 2001, as compared to fiscal 2000, was primarily the result of Neuromag Oy being included for only three months in fiscal 2000 due to the December 22, 1999 acquisition date.

    Goodwill amortization expense totaled $327,000 in the second quarter of fiscal 2001, compared to $351,000 in the second quarter of fiscal 2000.

    Interest expense totaled $324,000 for the second quarter of fiscal 2001, compared to $287,000 during the second quarter of fiscal 2000. The increase in the second quarter of fiscal 2001 was the result of increased borrowings to fund operations.

    Other income (expense) totaled $297,000 in the second quarter of fiscal 2001 and $501,000 in the first six months of fiscal 2001, compared to ($117,000) in the second quarter of fiscal 2000 and ($82,000) in the first six months of fiscal 2000. The increase in other income is primarily attributable to $200,000 in income from investment in Magnesensors and the reversal of $125,000 previously reserved against a collaboration agreement which was never completed. During the first quarter of fiscal 2001, 4-D notified Magnesensors that it would no longer continue to provide a $200,000 guarantee of indebtedness due to the termination of its contractual obligations to do so and 4-D's liquidity concerns. 4-D had been providing the guarantee, and under the equity method of accounting for its investment in Magnesensors, had previously recorded its proportionate share of Magnesenors' losses to the extent of 4-D's debt guarantee.

    The benefit for income taxes totaled $104,000 in the second quarter of fiscal 2001 compared to the provision in the second quarter of fiscal 2000 of $41,000. The tax benefit in the first quarter of 2001 pertains to Finnish taxes for the Company's Neuromag Oy subsidiary.

    Net loss for the second quarter and first six months of fiscal 2001 amounted to $1,880,000 and $3,174,000 compared to a net loss of $3,591,000 and $5,311,000 for the comparable periods in the prior fiscal year. The reduction in net loss for both the three month and six month periods as compared to the prior year periods is primarily due to the increased sales volume, as well as the continuing cost control measures implemented by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced serious liquidity issues over the last few years and has incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended March 31, 2001, the Company incurred a net loss of $1,880,000. At March 31, 2001, the Company had an accumulated deficit of $109,585,000, a net capital deficiency of $6,698,000 and a working capital deficiency of $16,115,000. Our negative working capital at March 31, 2001 resulted primarily from the purchase of Neuromag Oy for cash in December 1999, which was financed by a short-term loan from AIG Private Bank Ltd. and loans from related parties to fund continuing operations.

    As of the end of April 2001, the Company addressed a major portion of its near-term liquidity concerns. As part of a private placement of equity organized primarily by 4-D's board of directors, 4-D issued 59,549,081 shares of its common stock representing approximately 41% of its outstanding voting securities in a private placement transaction with specified investors in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, which was consummated on or about April 26, 2001. The common stock was issued at a per-share price of $0.21, in exchange for cancellations of indebtedness in the aggregate amount of $10,505,307 and cash in the aggregate sum of $2,000,000.

    The $10,505,307 in cancellations of indebtedness consisted of a partial cancellation of indebtedness in the amount of USD $8,951,000 by AIG according to a letter agreement dated on or about April 25, 2001 between AIG and 4-D, full cancellations of indebtedness in the amounts of USD $872,867 and $224,875 by Swisspartners, a full cancellation of indebtedness in the amount of USD $224,875 by MATRUST, S.L., a full cancellation of indebtedness by Sequoia in the amount of USD $224,875, and a full cancellation of indebtedness in the amount of $6,815 from Amaldos, S.A. The full cancellations of indebtedness entered into between 4-D and each of Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners represent the portion of the debt assigned to each such entity by BDN upon its reduction of capital. Martin Egli, a member of 4-D's board of directors is also a member of the board of directors of AIG and is a managing partner of Swisspartners. Mr. Maso, a member of 4-D's board of directors, is a majority shareholder in MATRUST, S.L. Mr. Velasco, a member of 4-D's board of directors, is a major investor in Sequoia. See Note 4 for additional information with regard to the loans 4-D obtained from AIG, Swisspartners and BDN and the reassignment of portions of the BDN loans to Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners upon BDN's reduction of capital.

    The remainder of the AIG loan was restructured. As restructured, the loan in the principal amount of $3.357 million from AIG matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway, an entity affiliated with Martin Velasco, a member of 4-D's board of directors, a guarantee in the amount of USD $2,200,000 by Bank Julius Baer & Co. AG and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy. See Note 4 for additional information with regard to the AIG loan.

    Swisspartners, one of 4-D's principal shareholders, invested $2 million in cash into the Company through its purchase of additional common stock. In connection with the purchase by Swisspartners, 4-D's board of directors approved an increase in the current size of its board of directors from eight to nine to appoint Mr. Hans-Ueli Rihs to serve as a member of the board of directors effective May 2001. Mr. Hans-Ueli Rihs is also a member of the board of directors of Swisspartners. 4-D currently intends to use the cash proceeds for general corporate purposes, marketing, and continued product research and development, as it deems necessary.

    Immediately following the private placement transaction, the Company had 145,018,629 shares issued and outstanding. The distribution of the 59,549,081 shares of common stock issued in the private placement transaction and the resulting beneficial ownership of the purchasers in the private placement transaction is discussed in more detail in Note 5.

    Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $474,000 USD at December 31, 2000, from TEKES at the Finnish state base interest rate minus 1%, 2001, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

    Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of additional MSI systems, the Company expects to have sufficient cash to continue operations through at least September 2001. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. There can be no assurance that these sources of capital will continue to be available, or that existing debt can be renegotiated on terms acceptable to the Company, if at all.

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

    At March 31, 2001, the Company had a working capital deficit of $16,115,000 as compared to $14,186,00 at September 30, 2000. The Company's working capital deficiency primarily resulted from continued losses, negative cash flows from operations, short term financing for the acquisition of Neuromag Oy and amounts borrowed for working capital requirements.

    Capital equipment expenditures totaled $11,000 for the second quarter of fiscal 2001, compared to $102,000 for the second quarter of fiscal 2000. Capital expenditures have been low due to the Company's liquidity concerns.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    This quarterly report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. The Company's results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report, its annual report on Form 10-K and in other documents the that Company files from time to time with the Securities and Exchange Commission.

RISKS AND UNCERTAINTIES

    We face the following risks associated with our business operations:

If we continue to incur operating losses and negative cash flows from operations, we may be unable to continue our operations.

    Our financial position reflects that we have been focused on research and development and a commercial MSI market has not developed, resulting in low volume sales to medical research institutions. Our net losses in the last three fiscal years have been as follows:

  •
  $8,127,000 of losses in fiscal 2000,

  •
  $7,464,000 of losses in fiscal 1999, and

  •
  $4,968,000 of losses in fiscal 1998.

    In the last three fiscal years, our negative cash flows from operations have been as follows:

  •
  $5,217,000 in fiscal 2000,

  •
  $8,602,000 in fiscal 1999, and

  •
  $5,520,000 in fiscal 1998.

    At March 31, 2001 our accumulated deficit was $109,585,000, our shareholders' deficit was $6,698,000 and we had negative working capital of $16,115,000.

If we are unable to satisfy customer performance and service requirements, we may be unable to compete effectively.

    Our success may be limited by our ability to satisfy customer performance requirements for our systems, as well as by our ability to complete, in a timely fashion, product developments and enhancements to satisfy customer requirements. In addition, if we or our distributors are not able to respond in a timely manner to service requirements, our competitiveness may be adversely impacted.

If we are unable to identify additional clinical applications for our MSI systems, there will be no commercially viable markets for our products.

    Currently, there are only a few established diagnostic uses for MSI systems of which the medical industry is aware. Although we have started our own clinical research and testing to identify new and broader application areas, we cannot assure you that a commercial market will develop for multiple uses of our products. A continued lack of clinical applications and commercial market for our MSI systems will have a material adverse impact on our financial position, results of operations and cash flows.

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

    Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of March 31, 2001, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. In February, the American Medical Association approved the issuance of billing codes, commonly referred to as Current Procedural Terminology ("CPT") codes, for the use of MEG in the planning for the surgical treatment of epilepsy and for pre-surgical functional mapping of the brain prior to neurosurgery. This is the first step is establishing routine reimbursement for MEG in the United States. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

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

    We cannot predict what adverse effect, if any, future legislation or FDA regulations may have on the MSI market and our financial results. Medical industry cost containment trends may impose restrictions on sizeable third-party reimbursements for diagnostic procedures, limiting the market opportunity. Further, if any Federal government agencies or any state legislature enacts legislation or guidelines relating to our business or the health care industry that create additional business hurdles, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected.

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer.

    A significant portion of our sales to date have been in foreign markets. Revenues from international sales represented 99% of our revenues of MSI systems for the fiscal year ended September 30, 2000. In fiscal 2001, through March 31, 2001, 37% of our revenues are from international sales. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at March 31, 2001 we did not have any open forward exchange contracts, on occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales and could impact operating results through translation of the Company's subsidiaries' financial statements. These risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

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

Integrating 4-D Neuroimaging and Neuromag Oy has been difficult.

    Our acquisition of Neuromag Oy brought together two previous international competitors. Risks common to such mergers may include:

  •
  Difficulties in attempting to integrate the technologies or operations.

  •
  Difficulties in achieving the possible financial and strategic advantages such a merger may provide or imply.

  •
  New competitors enter the market.

  •
  Product brand recognition and customer awareness or satisfaction deteriorates.

  •
  Management is unable to make the changes necessary without their attention being diverted from normal business operations.

  •
  Employee relationships suffer, and we risk the potential loss of key employees of the acquired company.

  •
  Geographic separation, language barriers and cultural differences inhibit effective communication and management effectiveness.

  •
  Increased foreign currency risk exposure.

    Also, it is possible that despite a successful integration, future results of operations of the merged Company do not meet expectations, due to other risks discussed in this quarterly report or other documents filed with the SEC, and other factors.

    Our board of directors, executive officers and controlling shareholders, which together control a large portion of our common stock, may control our operations and may make decisions which you do not consider in your best interest.

    Our present directors, executive officers and principal shareholders and their affiliates beneficially own a significant portion of our outstanding common stock. As a result, if all or some of these shareholders were to act together, they would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in our control that may be favored by other shareholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On March 31, 2001, the Company had approximately $12.6 million outstanding under London Interbank Offered Rate based variable rate indebtedness. Subsequent to March 31, 2001, the Company retired approximately $10.6 million of its outstanding debt and restructured approximately $3.357 million of its remaining debt owed to AIG Private Bank Ltd. Under the restructured loan terms, the maturity date has been extended to July 31, 2002 and the interest rate on the AIG loan has currently been fixed at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. Because a major portion of the Company's current indebtedness is at a fixed rate, the Company does not expect changes in interest rates to have a material adverse effect on the Company during the 2001 fiscal year.

    For additional information required by this item regarding market risks related to fluctuations in foreign currency exchange rates, see our discussion under "Risks and Uncertainties—If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer" under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.

    The Company held its annual meeting of shareholders on March 23, 2001 and proxies for such meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Company's nominees for directors as listed in the proxy statement and all such nominees were elected. In addition, the following matters were adopted by the shareholders at the annual meeting.

  (a)
  The following members of the Board of Directors were elected to serve until the next annual meeting and until their successors are elected and qualified:

  I.
  Election of Directors:

Nominees	Votes For	Votes Against
D. Scott Buchanan	58,154,186	119,705
Martin P. Egli	58,155,186	118,705
Enrique Maso	58,155,186	118,705
Galleon Graetz	58,155,186	118,705
Antti Ahonen	58,155,186	118,705
Felipe Fernandez Atela	58,155,186	118,705
Martin Velasco	58,155,186	118,705
  (b)
  To ratify the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 2001.

  II.
  Ratification and approval of the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 2001.

Votes For	Votes Against	Votes Abstain
58,206,791	59,650	7,450

    As reported by the Company on Form 8-K on March 29, 2001 the Company's current auditors are Swensen Advisors, LLP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBIT NO.		DESCRIPTION
3.1	(1)	Fifth Amended and Restated Articles of Incorporation
3.2	(2)	Restated By-Laws
10.1		Agreement between the Company and AIG Private Bank Ltd., entered into on or about February 15, 2001 (This agreement has been superceded by the agreement in Exhibit 10.2)
10.2		Agreement between the Company and AIG Private Bank Ltd., entered into on or about April 26, 2001.
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

b)
Reports on Form 8-K

    The Company filed a current report on Form 8-K with the SEC on March 29, 2001 in connection with the change in its certifying accountant.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING
May 14, 2001 Date	/s/ D. Scott Buchanan D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer
May 14, 2001 Date	/s/ Eugene C. Hirschkoff Eugene C. Hirschkoff Vice President Corporate Secretary

QuickLinks

PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
4-D NEUROIMAGING CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per-share amounts) (unaudited)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
4-D NEUROIMAGING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES