Form 10-Q/A
period 2000-12-31
4-D NEUROIMAGING
filed 2001-08-20
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1 to Form 10-Q)

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 1-10285

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

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2000	September 30, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$1,054	$1,083
Restricted cash	312	312
Accounts receivable, less allowance for doubtful accounts of $210	1,838	1,246
Inventories	7,511	6,345
Prepaid expenses and other	989	1,068

Total current assets	11,704	10,054
Property and equipment, net	950	973
Goodwill, net	9,159	9,696
Restricted cash	313	313
Deferred income taxes	511	586
Other assets	561	562

	$23,198	$22,184

LIABILITIES AND SHAREHOLDERS' DEFICIT
Notes payable	$13,035	$13,155
Accounts payable	4,004	3,797
Accrued liabilities	1,323	1,452
Accrued salaries and employee benefits	848	595
Customer deposits	6,337	4,641
Deferred revenues	262	297
Current portion of royalty obligation	312	287
Current portion of capital lease obligations	16	16

Total current liabilities	26,137	24,240
Royalty obligation, net of current portion	1,488	1,488
Deferred revenues	89	134
Capital lease obligations, net of current portion	41	42

Total liabilities	27,755	25,904

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock—no par value; 200,000,000 shares authorized; 84,975,008 shares issued and outstanding	100,102	100,102
Additional paid-in capital	3,008	3,008
Accumulated deficit	(107,223)	(106,413)
Accumulated other comprehensive loss	(444)	(417)

Total shareholders' deficit	(4,557)	(3,720)

	$23,198	$22,184

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended December 31,
	2000	1999
REVENUES
Product sales	$2,906	$185
Product services	224	93

	3,130	278

COST OF REVENUES
Product	1,381	407
Product services	123	40

	1,504	447

GROSS MARGIN	1,626	(169)

OPERATING EXPENSES
Research and development	711	545
Marketing and sales	514	590
General and administrative	696	483
Goodwill amortization	337	—

	2,258	1,618

OPERATING LOSS	(632)	(1,787)
Interest expense	(330)	—
Interest income	25	16
Other income, net	202	51

LOSS BEFORE PROVISION FOR INCOME TAXES	$(735)	$(1,720)
Provision for income taxes	75	—

NET LOSS	$(810)	$(1,720)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	84,975	83,367

COMPREHENSIVE LOSS:
Net loss	$(810)	$(1,720)
Cumulative translation adjustment	(27)	—

Comprehensive loss	$(837)	$(1,720)

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2000	1999
OPERATING ACTIVITIES
Net loss	$(810)	$(1,720)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	135	96
Amortization of goodwill	337	—
Amortization of minimum royalty obligation	25	—
Income from investment in Magnesensors	(200)	(16)
Deferred income taxes	75	—
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	—	(623)
Accounts receivable	(592)	215
Inventories	(980)	(549)
Prepaid expenses and other	80	(67)
Accounts payable	407	(281)
Accrued liabilities	71	(23)
Accrued salaries and employee benefits	253	64
Customer deposits	1,696	1,197
Deferred revenue	(80)	(73)

Net cash provided by (used in) operating activities	417	(1,780)

INVESTING ACTIVITIES
Change in short-term investments, net	—	1,683
Purchases of property and equipment	(298)	(52)
Acquisition of Neuromag, net of cash acquired	—	(9,507)

Net cash used in investing activities	(298)	(7,876)

FINANCING ACTIVITIES
Proceeds from notes payable	—	11,000
Repayments of notes payable	(123)	—
Payments on capital lease obligations	(6)	(7)
Borrowings on capital lease obligations	5	—

Net cash (used in) provided by financing activities	(124)	10,993

Effect of exchange rate changes	(24)	—
Net Increase (Decrease) in Cash and Cash Equivalents	(29)	1,337

Cash and Cash Equivalents at Beginning of Period	1,083	441

Cash and Cash Equivalents at End of Period	$1,054	$1,778

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Royalty obligation incurred in acquisition of Neuromag Oy	$—	$1,700
Adjustment of acquisition liabilities to goodwill	$200	$—
Property and equipment transfer to inventories for customer sale	$186	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$56	$—

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

NOTE 3.  BUSINESS RISKS AND UNCERTAINTIES

    The Company is experiencing serious liquidity issues and incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended December 31, 2000, the Company incurred a net loss of $810,000 and had positive cash flows from operations of $417,000. At December 31, 2000, the Company had an accumulated deficit of $107,223,000, a net capital deficiency of $4,557,000, and a working capital deficiency of $14,433,000.

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

Three months ended December 31, 1999
(unaudited)
Net revenues	$2,303
Net loss	$(1,761)

NOTE 5.  BASIC AND DILUTED NET LOSS PER SHARE

    Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 6.  INVENTORIES

    The composition of inventories is as follows (in thousands):

	December 31, 2000	September 30, 2000
	(unaudited)
Raw materials	$915	$1,018
Work-in process	4,665	4,852
Finished goods	1,931	475

	$7,511	$6,345

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

	Three Months Ended December 31, 2000
	4-D	Neuromag
Revenues	$1,248	$1,882
Gross margin	617	1,009
Operating profit (loss)	(1,090)	458
Net profit (loss)	$(1,164)	$354

    As of December 31, 2000, total assets for 4-D and Neuromag Oy totaled $18,059,000 and $5,139,000, respectively.

NOTE 8.  COMPREHENSIVE INCOME

    The functional currency of Neuromag Oy is the Finnish Markka. As such, translation adjustments related to the financial statements of Neuromag Oy are accounted for as a component of accumulated other comprehensive loss.

NOTE 9.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," in June 1999 the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133," and in June 2000 the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in the first quarter of fiscal 2001. The adoption of these standards did not have an impact on the Company's financial position or results of operations as the Company had not entered into any derivative instrument arrangements.

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

NOTE 10.  RESTATEMENT AND REISSUANCE OF FINANCIAL STATEMENTS

    The Company expensed certain project costs, which are associated with the production of Neuromag Oy's Vectorview units, during the quarter ended December 31, 2000, thereby, overstating cost of revenues and understating inventory by approximately $482,000. These project costs should have been capitalized as inventory costs and expensed when the revenue for a unit is recognized. Therefore, inventory and cost of revenues for the quarter ended December 31, 2000 were restated to capitalize these project costs as inventory. The basic and diluted loss per share decreased by $0.01 based upon this restatement.

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

  Restatement and reissuance of Financial Statements

    The Company expensed certain project costs, which are associated with the production of Neuromag Oy's Vectorview units, during the quarter ended December 31, 2000, thereby, overstating cost of revenues and understating inventory by approximately $482,000. These project costs should have been capitalized as inventory costs and expensed when the revenue for this unit is recognized. Therefore, inventory and cost of revenues for the quarter ended December 31, 2000 were restated to capitalize these project costs to inventory. The basic and diluted loss per share decreased by $0.01 based upon this restatement. In addition, the gross margin for the period ended December 31, 2000 increased $482,000 to $1,626,000. The gross margin percentage is 52% reflecting the sale of systems to the Asian market where margins have historically been higher.

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

    Cost of revenues for the first quarter of fiscal 2001 were $1,504,000, compared to $447,000 for the first quarter of fiscal 2000. The increase in cost of revenues was related to the recognition of two MSI systems in 2001 compared to none in 2000.

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

    Net loss for the first quarter ended December 31, 2000 amounted to $810,000 compared to a net loss of $1,720,000 for the comparable period in the prior fiscal year.

  Liquidity and Capital Resources

    The Company is experiencing serious liquidity issues and incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended December 31, 2000, the Company incurred a net loss of $810,000 and had positive cash flows from operations of $417,000. At December 31, 2000, the Company had an accumulated deficit of $107,223,000, a net capital deficiency of $4,557,000, and a working capital deficiency of $14,433,000.

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

    At December 31, 2000, the Company had a working capital deficit of $14,433,000 as compared to $14,186,00 at September 30, 2000. The Company's working capital deficiency primarily resulted from continued losses, negative cash flows from operations, short term financing for the acquisition of Neuromag Oy and amounts borrowed for working capital requirements.

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

    In the last three years, our negative cash flows from operations have been as follows:

  •
  $5,217,000 in fiscal 2000,

  •
  $8,602,000 in fiscal 1999, and

  •
  $5,520,000 in fiscal 1998.

    At December 31, 2000, our accumulated deficit was $107,223,000, our shareholders' deficit was $4,557,000 and we had negative working capital of $14,433,000. Our negative working capital at December 31, 2000 resulted primarily from the purchase of Neuromag Oy for cash in December 1999, which was financed by a short-term loan from AIG Private Bank, Ltd. and loans from related parties to fund continuing operations. We are developing certain programs in an effort to address our operational and liquidity problems and our ability to continue operations is dependent on our maintaining adequate financing and bringing our cost structure more in line with expected revenues. If we are not successful in initiating and executing our plans and refinancing our debt, cash projected to be generated from operations alone will not be sufficient to meet our capital, working capital and debt service requirements in fiscal 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's variable rate indebtedness is affected by the general level of London Interbank Offered Rate ("LIBOR") interest rates. The Company had approximately $12,600,000 outstanding under LIBOR based variable rate indebtedness on December 31, 2000. A 2 percent increase above the interest rate applicable at September 30, 2000 for such indebtedness would result in a $252,000 increase in annual interest expense. Renegotiation of any of the Company's indebtedness could also result in material changes to the interest rates on such indebtedness

    For additional information required by this item regarding market risks related to fluctuations in foreign currency exchange rates, see our discussion under "Risks and Uncertainties—If foreign currency rates fluctuate, our return on sales in U.S. dollars may suffer" under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBIT NO.	DESCRIPTION
3.1(1)	Fifth Amended and Restated Articles of Incorporation
3.2(2)	Restated By-Laws
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

4-D NEUROIMAGING
AUGUST 20 , 2001 DATE	/S/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer
August 20, 2001 Date	/s/ EUGENE C. HIRSCHKOFF Eugene C. Hirschkoff Vice President Corporate Secretary

QuickLinks

4-D NEUROIMAGING CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per-share amounts) (unaudited)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
4-D NEUROIMAGING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
SIGNATURES