Form 10-Q/A
period 2001-03-31
4-D NEUROIMAGING
filed 2001-08-20
CIK 729330

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2001	September 30, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$478	$1,083
Restricted cash	478	312
Accounts receivable, less allowance for doubtful accounts of $210	1,314	1,246
Inventories	7,098	6,345
Prepaid expenses and other	1,262	1,068

Total current assets	10,630	10,054
Property and equipment, net	902	973
Goodwill, net	8,832	9,696
Restricted cash	—	313
Deferred income taxes	608	586
Other assets	498	562

	$21,470	$22,184

LIABILITIES AND SHAREHOLDERS' DEFICIT
Notes payable	$13,976	$13,155
Accounts payable	3,428	3,797
Accrued liabilities	801	1,452
Accrued salaries and employee benefits	569	595
Customer deposits	6,822	4,641
Deferred revenues	341	297
Current portion of royalty obligation	312	287
Current portion of capital lease obligations	16	16

Total current liabilities	26,265	24,240
Royalty obligation, net of current portion	1,081	1,488
Deferred revenues	302	134
Capital lease obligations, net of current portion	40	42

Total liabilities	27,688	25,904

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Common stock—no par value; 200,000,000 shares authorized; 85,469,548 shares issued and outstanding	100,193	100,102
Additional paid-in capital	3,008	3,008
Accumulated deficit	(109,105)	(106,413)
Accumulated other comprehensive loss	(314)	(417)

Total shareholders' deficit	(6,218)	(3,720)

	$21,470	$22,184

See notes to consolidated financials statements.

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
REVENUES
Product sales	$2,380	$168	$5,286	$353
Product services	89	163	313	256

	2,469	331	5,599	609

COST OF REVENUES
Product	2,294	646	3,675	1,053
Product services	171	159	294	302

	2,465	805	3,969	1,355

GROSS MARGIN	4	(474)	1,630	(746)

OPERATING EXPENSES
Research and development	425	985	1,137	1,530
Marketing and sales	418	599	932	1,135
General and administrative	833	684	1,530	1,118
Goodwill amortization	327	351	665	351

	2,003	2,619	4,264	4,134

OPERATING LOSS	(1,999)	(3,093)	(2,634)	(4,880)
Interest expense	(324)	(287)	(655)	(271)
Interest income	42	(53)	67	(37)
Other income, net	297	(117)	501	(82)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,984)	$(3,550)	$(2,721)	$(5,270)
Provision(Benefit) for income taxes	(104)	41	(29)	41

NET LOSS	$(1,880)	$(3,591)	$(2,692)	$(5,311)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.04)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding	85,054	83,886	85,054	83,625

COMPREHENSIVE LOSS:
Net loss	$(1,880)	$(3,591)	$(2,692)	$(5,311)
Cumulative translation adjustment	124	—	103	—

Comprehensive loss	$(1,756)	$(3,591)	$(2,589)	$(5,311)

See notes to consolidated financials statements.

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(2,692)	$(5,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	193	190
Amortization of goodwill	864	351
Amortization of minimum royalty obligation	(382)	—
Deferred income taxes	(22)	—
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	147	(648)
Accounts receivable	(68)	(978)
Inventories	(755)	(1,414)
Prepaid expenses and other	(194)	238
Other assets	64	(133)
Accounts payable	(367)	(214)
Accrued liabilities	(603)	(15)
Accrued salaries and employee benefits	(26)	(14)
Customer deposits	2,181	3,511
Deferred revenue	212	(136)
Interest payable	(48)	336

Net cash provided by (used in) operating activities	(1,496)	(4,237)

INVESTING ACTIVITIES
Change in short-term investments, net	—	2,695
Purchases of property and equipment	(122)	(102)
Loss from investment in Magnesensors	—	37
Acquisition of Neuromag, net of cash acquired	—	(9,507)

Net cash used in investing activities	(122)	(6,877)

FINANCING ACTIVITIES
Proceeds from notes payable	944	11,000
Repayments of notes payable	(123)	(21)
Payments on capital lease obligations	(2)	(32)
Proceeds from stock options exercised	91	548
Borrowings on capital lease obligations		—

Net cash (used in) provided by financing activities	910	11,495

Effect of exchange rate changes	103	—
Net Increase (Decrease) in Cash and Cash Equivalents	(605)	381

Cash and Cash Equivalents at Beginning of Period	1,083	441

Cash and Cash Equivalents at End of Period	$478	$822

See notes to consolidated financials statements.

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended March 31,
	2001	2000
Royalty obligation incurred in acquisition of Neuromag Oy	$2,382	$2,500
Adjustment of acquisition liabilities to goodwill	$200	$—
Property and equipment transfer to inventories for customer sale	$186	$—
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$56	$—

See notes to consolidated financials statements.

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

NOTE 3. BUSINESS RISKS AND UNCERTAINTIES

    The Company has experienced serious liquidity issues over the last few years and has incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended March 31, 2001, the Company incurred a net loss of 1,880,000. At March 31, 2001, the Company had an accumulated deficit of $109,105,000, a net capital deficiency of $6,218,000, and a working capital deficiency of $15,635,000.

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

NOTE 4. DEBT OBLIGATIONS

    To acquire the shares of Neuromag Oy, the Company obtained a loan from AIG Private Bank Ltd., or AIG, totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity affiliated with a member of the Company's board of directors. Martin Egli, a member of the Company's board of directors, also serves on AIG's board of directors. The $11 million loan was restructured in July 2000 which extended the original maturity date from June 30, 2000 to December 29, 2000 and the principal amount was increased to $11.4 million. On December 29, 2000, the Company did not make payment at maturity of the loan. Effective February 15, 2001, the Company and AIG reached an agreement in principle, extending the maturity date to July 20, 2001, increasing the loan principal to approximately $12 million (capitalizing accrued interest of approximately $550,000 into the loan principal) and obtaining additional guarantees of indebtedness from another bank. On April 26, 2001 the Company reached an agreement with AIG in which $8.951 million of the principle and accrued interest of the loan was converted into shares of the Company's common stock as part of a private placement, which is discussed in more detail in Note 5. The remainder, approximately $3 million of the loan was restructured. As restructured, the loan in the principal amount of $3.357 million AIG matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway Co. Ltd., or Scaloway, an entity affiliated with Martin Velasco, a member of 4-D's board of directors, a guarantee in the amount of USD $2,200,000 by Bank Julius Baer & Co. AG in Zurich, Switzerland, and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly- owned subsidiary located in Helsinki, Finland. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy.

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

Purchasers	Number of Shares Acquired in Transaction	Source and Amount of Consideration	Total Number of Shares Owned following Transaction	Percentage Ownership of Outstanding Voting Securities following Transaction (%)
AIG Private Bank Ltd. ("AIG")	42,623,810	Partial Cancellation of Indebtedness in the amount of USD $8,951,000 pursuant to that certain letter agreement dated on or about April 25, 2001 between AIG and 4-D (the "Letter Agreement").	42,623,810	29.4
Swisspartners Investment Network Ltd. ("Swisspartners")	14,751,153	USD $2,000,000 cash and Full Cancellations of Indebtedness in the amounts of USD $872,867 and USD $224,875.	36,468,755	25.1
MATRUST, S.L.	1,070,833	Full Cancellation of Indebtedness in the amount of USD $224,875.	1,070,833	0.7
International Sequoia Investments Ltd.	1,070,833	Full Cancellation of Indebtedness in the amount of USD $224,875.	1,070,833	0.7
Amaldos, S.A.	32,452	Full Cancellation of Indebtedness in the amount of USD $6,815.	32,452	Less than 0.1
TOTAL:	59,549,081		81,266,683	56.1

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

    The Full Cancellation of Indebtedness entered into between 4-D and Amaldos, S.A. in the amount of $6,815 represents the portion of the debt assigned to it by BDN upon its reduction of capital. The Full Cancellations of Indebtedness entered into between 4-D and each of MATRUST, S.L., Sequoia and Swisspartners each in the amount of USD $224,875 represent the portion of the debt assigned to each such purchaser by BDN upon its reduction of capital. See Note 4 for additional information with regard to the unsecured loans 4-D obtained from BDN and the reassignment of portions of the loans to Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners upon BDN's reduction of capital. Of the 36,468,755 shares reported as beneficially owned by Swisspartners in the table above, 18,717,602 shares are owned by Dassesta International S.A. Swisspartners owns 100% of the capital stock of Dassesta. Dr. Enrique Maso, who currently owns 25,000,000 shares, is a majority owner of MATRUST, S.L.

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

NOTE 6. INVENTORIES

    The composition of inventories is as follows (in thousands):

	March 31, 2001	September 30, 2000
	(unaudited)
Raw materials	$422	$1,018
Work-in process	4,472	4,852
Finished goods	1,734	475

	$6,628	$6,345

NOTE 7. RESTATEMENT AND REISSUANCE OF FINANCIAL STATEMENTS

    The Company expensed certain project costs, which are associated with the production of Neuromag Oy's Vectorview units, during the quarter ended December 31, 2000, thereby, overstating cost of revenues and understating inventory by approximately $482,000. These project costs should have been capitalized as inventory costs and expensed when the revenue is recognized. Therefore, inventory and cost of revenues for the six month period ended March 31, 2001 were restated to capitalize these project costs as inventory. The basic and diluted loss per share decreased by $0.01 due to this restatement.

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

RESTATEMENT AND REISSUANCE OF FINANCIAL STATEMENTS

    The Company expensed certain project costs, which are associated with the production of Neuromag Oy's Vectorview units, during the quarter ended December 31, 2000, thereby, overstating cost of revenues and understating inventory by approximately $482,000. These project costs should have been capitalized as inventory costs and later expensed when the revenue for this unit is recognized. Therefore, inventory and cost of revenues for the six month period ended March 31, 2001 were restated to capitalize these project costs to inventory. The basic and diluted loss per share decreased by $0.01 based upon this restatement. The Company continues to evaluate its inventory values and may adjust them quarterly which this quarter resulted in a lower gross margin.

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

    Cost of revenues for the second quarter and first six months of fiscal 2001 were $2,465,000 and $3,969,000 compared to $805,000 and $1,355,000 for the second quarter and first six months of fiscal 2000. The cost of revenues as a percentage of revenues remains high primarily due to overall low sales volume and higher resulting overheads.

    The Company's results of operations for the quarter ended March 31, 2001 reported a small positive gross margin compared to a negative gross margin during the quarter ended December 31, 2000, and lower operating loss and net loss as compared to the quarter ended March 31, 2000. The first six months of fiscal 2001 recorded a positive gross margin of $1,630,000 as compared to a six month loss of ($746,000) in the prior year. These improved results are primarily due to increased sales volume and associated revenue recognition.

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

    Net loss for the second quarter and first six months of fiscal 2001 amounted to $1,880,000 and $2,692,000 compared to a net loss of $3,591,000 and $5,311,000 for the comparable periods in the prior fiscal year. The reduction in net loss for both the three month and six month periods as compared to the prior year periods is primarily due to the increased sales volume, as well as the continuing cost control measures implemented by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced serious liquidity issues over the last few years and has incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended March 31, 2001, the Company incurred a net loss of $1,880,000. At March 31, 2001, the Company had an accumulated deficit of $109,105,000, a net capital deficiency of $6,218,000 and a working capital deficiency of $15,635,000. Our negative working capital at March 31, 2001 resulted primarily from the purchase of Neuromag Oy for cash in December 1999, which was financed by a short-term loan from AIG Private Bank Ltd. and loans from related parties to fund continuing operations.

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

    At March 31, 2001, the Company had a working capital deficit of $15,635,000 as compared to $14,186,00 at September 30, 2000. The Company's working capital deficiency primarily resulted from continued losses, negative cash flows from operations, short term financing for the acquisition of Neuromag Oy and amounts borrowed for working capital requirements.

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

    In the last three fiscal years, our negative cash flows from operations have been as follows:

    •
    $5,217,000 in fiscal 2000,

    •
    $8,602,000 in fiscal 1999, and

    •
    $5,520,000 in fiscal 1998.

    At March 31, 2001 our accumulated deficit was $109,105,000, our shareholders' deficit was $6,218,000 and we had negative working capital of $15,635,000.

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

(b)
To ratify the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 2001.

II.
Ratification and approval of the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 2001.

Votes For	Votes Against	Votes Abstain
58,206,791	59,650	7,450

    As reported by the Company on Form 8-K on March 29, 2001 the Company's current auditors are Swensen Advisors, LLP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBIT NO.	DESCRIPTION
3.1(1)	Fifth Amended and Restated Articles of Incorporation
3.2(2)	Restated By-Laws
10.1(3)	Agreement between the Company and AIG Private Bank Ltd., entered into on or about February 15, 2001 (This agreement has been superceded by the agreement in Exhibit 10.2)
10.2(3)	Agreement between the Company and AIG Private Bank Ltd., entered into on or about April 26, 2001

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

    (3)
    This exhibit was previously filed as part of, and is hereby incorporated by reference, to the same numbered exhibit in Form 10-Q filed May 15, 2001.

  b)
  Reports on Form 8-K

    The Company filed a current report on Form 8-K with the SEC on March 29, 2001 in connection with the change in its certifying accountant.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING
August 20, 2001 Date	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer
August 20, 2001 Date	/s/ EUGENE C. HIRSCHKOFF Eugene C. Hirschkoff Vice President Corporate Secretary

QuickLinks

PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.