Form 10-Q
period 2001-06-30
4-D NEUROIMAGING
filed 2001-08-20
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

    The number of shares outstanding of the registrant's common stock, no par value, as of August 17, 2001 was 145,018,629 shares.

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2001	September 30, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$1,025	$1,083
Restricted cash	470	312
Accounts receivable, less allowance for doubtful accounts of $210	847	1,246
Inventories	6,828	6,345
Prepaid expenses and other	1,504	1,068

Total current assets	10,674	10,054
Property and equipment, net	1,535	973
Goodwill, net	8,504	9,696
Restricted cash	—	313
Deferred income taxes	568	586
Other assets	461	562

	$21,742	$22,184

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Notes payable	$—	$13,155
Accounts payable	2,485	3,797
Accrued liabilities	804	1,452
Accrued salaries and employee benefits	698	595
Customer deposits	5,669	4,641
Deferred revenues	360	297
Current portion of royalty obligation	312	287
Current portion of capital lease obligations	16	16

Total current liabilities	10,344	24,240
Notes payable	3,806
Customer Deposits	1,707
Royalty obligation, net of current portion	1,102	1,488
Deferred revenues	247	134
Capital lease obligations, net of current portion	21	42

Total liabilities	17,227	25,904

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock—no par value; 200,000,000 shares authorized; 145,018,629 shares issued and outstanding	112,700	100,102
Additional paid-in capital	3,008	3,008
Accumulated deficit	(110,863)	(106,413)
Accumulated other comprehensive loss	(330)	(417)

Total shareholders' equity (deficit)	4,515	(3,720)

	$21,742	$22,184

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
REVENUES
Product sales	$996	$5,073	$6,282	$5,426
Product services	169	171	482	427

	1,165	5,244	6,764	5,853

COST OF REVENUES
Product	694	2,850	4,368	3,903
Product services	152	63	446	365

	846	2,913	4,814	4,268

GROSS MARGIN	320	2,331	1,950	1,585

OPERATING EXPENSES
Research and development	458	653	1,594	2,183
Marketing and sales	449	357	1,381	1,492
General and administrative	817	869	2,347	1,987
Goodwill amortization	327	351	992	702

	2,051	2,230	6,314	6,364

OPERATING PROFIT (LOSS)	(1,731)	101	(4,364)	(4,779)
Interest expense	(190)	(258)	(844)	(529)
Interest income	(17)		50
Loss from investment in Magnesensors	—	(21)	—	(58)
Other income (expense), net	196	(4)	697	(86)

LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,742)	$(182)	$(4,461)	$(5,452)
Provision(Benefit) for income taxes	17	—	(12)	41

NET LOSS	$(1,759)	$(182)	$(4,449)	$(5,493)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	127,537	84,851	99,380	84,033

COMPREHENSIVE LOSS:
Net loss	$(1,759)	$(182)	$(4,449)	$(5,493)
Cumulative translation adjustment	(18)	—	85	—

Comprehensive loss	$(1,777)	$(182)	$(4,364)	$(5,493)

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(4,449)	$(5,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	302	285
Amortization of goodwill	1,192	702
Amortization of minimum royalty obligation	(361)	—
Deferred income taxes	18	—
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	155	(506)
Accounts receivable	399	(51)
Inventories	(483)	(829)
Prepaid expenses and other	(436)	(338)
Other assets	101	(292)
Accounts payable	(1,313)	(241)
Accrued liabilities	(400)	421
Accrued salaries and employee benefits	104	23
Customer deposits	2,735	1,970
Deferred revenue	176	(126)
Interest payable	(247)	33

Net cash provided by (used in) operating activities	(2,507)	(4,442)

INVESTING ACTIVITIES
Change in short-term investments, net	—	2,698
Purchases of property and equipment	(864)	(216)
Loss from investment in Magnesensors	—	58
Acquisition of Neuromag, net of cash acquired	—	(9,507)

Net cash used in investing activities	(864)	(6,967)

FINANCING ACTIVITIES
Proceeds from notes payable	—	11,828
Notes payable restructured	(9,226)	—
Repayments of notes payable	(123)	(21)
Payments on capital lease obligations	(21)	(26)
Proceeds from stock options exercised	—	687
Proceeds from stock exchange for debt cancellation	12,598

Net cash (used in) provided by financing activities	3,228	12,468

Effect of exchange rate changes	85	—
Net increase (decrease) in cash and cash equivalents	(58)	1,059

Cash and cash equivalents at beginning of period	1083	441

Cash and cash equivalents at end of period	$1025	$1,500

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended June 30,
	2001	2000
Minimum royalty obligation incurred in acquisition of Neuromag Oy	$2,382	$2,500
Adjustment of acquisition liabilities to goodwill	$200	$—
Property and equipment transfer from inventories for customer sale/lease	$790	$—
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$76	$575

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

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 2001 and the results of its operations and its cash flows for the periods presented.

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

    The accompanying statements of operations include the results of operations of Neuromag Oy for the nine months ended June 30, 2001.

NOTE 2.  BASIC AND DILUTED NET LOSS PER SHARE

    Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 3.  BUSINESS RISKS AND UNCERTAINTIES

    The Company has experienced serious liquidity issues over the last few years and has incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended June 30, 2001, the Company incurred a net loss of 1,759,000. At June 30, 2001, the Company had an accumulated deficit of $110,863,000, a net capital equity of $4,515,000, and positive working capital of $330,000. The increase in net equity and working capital as compared to prior periods was due primarily to the issuance of common stock in exchange for cancellation of indebtedness (See Note 4) and a reclassification of notes payable.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed below and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully improve its operating results and further restructure its indebtedness (See Note 4) or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

    The Company's commercial success is also highly dependent on the availability of reimbursement for procedures performed by the Company's customers using MSI systems. As of June 30, 2001, there have been limited reimbursements from third party payors on a case-by-case basis. In February 2001, the American Medical Association approved the issuance of billing codes, commonly referred to as Current Procedural Terminology ("CPT") codes, for the use of MEG (also known as MSI), in the planning for the surgical treatment of epilepsy and for pre-surgical functional mapping of the brain prior to neurosurgery. 4-D regards the issuance of CPT codes to be a significant step in establishing routine reimbursement for MEG in the United States. Although the number of third party payors making reimbursements has increased, there is no assurance that third party reimbursements will become widely available. Routine reimbursements are not currently provided for MSI procedures by the United States or Japanese governments or the governments in our other markets. If widespread availability of reimbursements from government and private insurers is not achieved, the Company's financial position, results of operations and cash flows would be materially adversely affected. The Company also cannot predict what legislation relating to its business or the health care industry may be enacted in the future, including legislation relating to third party reimbursements, or what effect such legislation may have on its financial position, results of operations and cash flows. The industry in which the Company operates is characterized by rapid technological change. New products using other technologies or improvements to existing products may reduce the size of the potential markets for the Company's products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse effect on the Company's financial position, results of operations and cash flows.

    The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2000 contained a modification related to the Company's ability to continue as a going concern.

    In April 2001, the Company retired approximately $10.5 million of its debt, raised $2 million of working capital and restructured approximately $3 million of its remaining debt owed to AIG Private Bank Ltd. See Note 4 and Part II, Item 2 of this report for additional information regarding the debt restructuring and the related private placement.

NOTE 4.  DEBT OBLIGATIONS

    To acquire the shares of Neuromag Oy, the Company obtained a loan from AIG Private Bank Ltd., or AIG, totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity affiliated with Martin Egli, a member of the Company's board of directors. Mr. Egli also serves on AIG's board of directors. The $11 million loan was restructured in July 2000 which extended the original maturity date from June 30, 2000 to December 29, 2000 and the principal amount was increased to $11.4 million. On December 29, 2000, the Company did not make payment at maturity of the loan. Effective February 15, 2001, the Company and AIG reached an agreement in principle, extending the maturity date to July 20, 2001, increasing the loan principal to approximately $12 million (capitalizing accrued interest of approximately $550,000 into the loan principal) and obtaining additional guarantees of indebtedness from another bank. On April 26, 2001 the Company reached an agreement with AIG in which $8.951 million of the principle and accrued interest of the loan was converted into shares of the Company's common stock as part of a private placement. The remainder, approximately $3 million of the loan, was restructured. As restructured, the loan in the principal amount of $3.357 million from AIG matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway Co. Ltd., or Scaloway, a guarantee in the amount of USD $2,200,000 by Bank Julius Baer & Co. AG in Zurich, Switzerland, and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary located in Helsinki, Finland. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy. In connection with the private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of 4-D's common stock issued to AIG, Scaloway has sole voting and disposititve power over these shares. Martin Velasco, a member of 4-D's board of directors, is the beneficial owner of Scaloway.

    In June 2000, the Company obtained unsecured loans totaling approximately $835,000 from BDN and used approximately $485,000 of the proceeds to pay interest due under the AIG loan at June 30, 2000 in conjunction with extending the maturity of the loan from AIG to December 29, 2000. BDN is a Spanish company owned by three members of the Company's board of directors, Martin Egli, Enrique

Maso and Martin Velasco. The BDN loans were originally due on September 30, 2000. During October 2000, the Company repaid approximately $123,000 of principal and $27,000 of interest for these loans and negotiated an extension of the maturity's of the BDN loans until March 31, 2001. As part of a reduction in its capital BDN reassigned its rights under the BDN loans to Amaldos, S.A., MATRUST, S.L., International Sequoia Investments Limited and Swisspartners Investment Network Ltd. Dr. Maso is a majority shareholder in MATRUST, S.L. Mr. Velasco is a major investor in International Sequoia Investments Limited, or Sequoia. Mr. Egli is a member of the board of directors and a managing partner of Swisspartners Investment Network Ltd., or Swisspartners. An additional $18,500 of interest and $1,500 of principal was repaid before the majority of these loans were reassigned to the principals of BDN on April 15, 2001, excluding $30,000. Subsequently these reassigned loans were converted to equity on April 26, 2001 as part of a private placement, and the remaining $30,000 of principal was repaid to BDN at that time.

    In September 2000, the Company obtained an unsecured loan from Swisspartners. In March 2001 Swisspartners loaned an additional $400,000 to the Company under the same loan arrangement. On April 26, 2001, Swisspartners converted the entire principal and all accrued interest of the loan to equity as part of a private placement.

    Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $449,000 USD at June 30, 2001, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

    4-D issued 59,549,081 shares of its common stock representing approximately 41% of its outstanding voting securities in a private placement transaction with specified investors in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, which was consummated on or about April 26, 2001.  The common stock was issued at a per-share price of $0.21, in exchange for cancellations of indebtedness in the aggregate amount of $10,505,307 and cash in the aggregate sum of $2,000,000, as described in more detail in Part II, Item 2 of this report.

NOTE 5.  INVENTORIES

    The composition of inventories is as follows (in thousands):

	June 30, 2001	September 30, 2000
	(unaudited)
Raw materials	$410	$1,018
Work-in process	4,884	4,852
Finished goods	1,534	475

	$6,828	$6,345

NOTE 6.  RESTATEMENT AND REISSUANCE OF THE FIRST AND SECOND QUARTER ENDED DECEMBER 31, 2000 AND MARCH 31, 2001 FINANCIAL STATEMENTS

    The Company expensed certain project costs, which are associated with the production of Neuromag Oy's Vectorview units, during the quarter ended, December 31, 2000, thereby, overstating cost of revenues and understating inventory by approximately $482,000. These project costs should have been capitalized as inventory costs. These goods are currently being installed and the associated costs will be expensed when the associated revenue is recognized. Therefore, inventory and costs of revenues for the quarter ended December 31, 2000 and the six month period ended March 31, 2001 were restated to capitalize these project costs as inventory; accordingly, inventory at June 30, 2001 reflects the inclusion of these project costs.

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

RESTATEMENT AND REISSUANCE OF THE FIRST AND SECOND QUARTER ENDED DECEMBER 31, 2000 AND MARCH 31, 2001 FINANCIAL STATEMENTS

    The Company expensed certain project costs, which are associated with the production of Neuromag Oy's Vectorview units, during the quarter ended, December 31, 2000, thereby, overstating cost of revenues and understating inventory by approximately $482,000. These project costs should have been capitalized as inventory costs. These goods are currently being installed and the associated costs will be expensed when the associated revenue is recognized. Therefore, the quarter ended, December 31, 2000 and the six months period ended March 31, 2001, inventory and cost of revenues were restated to capitalize these project costs as inventory; accordingly, inventory at June 30, 2001 reflects the inclusion of these project costs.

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

    As of June 30, 2001, 56 MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MSI examinations have been performed on patients and control subjects at the Company's application development sites. Related findings by 4-D and its collaborators have been published in more than 200 scientific and medical papers. Since the first reimbursement for MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MSI procedures performed with the Company's MSI systems.

    In fiscal 1995, 4-D announced development of the Magnes 2500 WH, an expansion of the existing Magnes I and Magnes II systems product line. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of June 30, 2001, the Company had shipped 15 Magnes 2500 WH systems and received 14 final acceptances from customers. In fiscal 2000, 4-D completed the development of the Magnes 3600 WH, and shipped its first system to a customer. The Magnes 3600 increased the sensitivity of the Company's MSI system by increasing the number of detector channels.

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

    The current price of 4-D's MSI systems ranges from approximately $1.0 to $2.5 million, depending upon system configuration. A major portion of the Company's sales have been, and are expected to be, in foreign markets. Although the distributor agreements that the Company has entered into in the Far East have required sales to be priced in U.S. dollars, the Company has previously priced certain of its European sales in the currency of the country in which the product was sold and the prices of such products in U.S. dollars varied as the value of the U.S. dollar fluctuated against the quoted foreign currency price. Additionally, substantially all of the receivables and payables of the Company's foreign subsidiaries are denominated in currencies other than U.S. dollars. Consequently, the Company's reported results are subject to various risks, including without limitation, foreign currency risks. Although at June 30, 2001 the Company did not have any open forward exchange contracts, the Company may in the future enter into forward exchange contracts to partially hedge, or protect against, such foreign currency exposure, if appropriate. As part of a comprehensive approach to risk management, the Company is presently evaluating alternatives to address this risk. See our discussion under "Risks and Uncertainties—If foreign currency rates fluctuate our return on sales in U.S. dollars may suffer" and Item 3 "Quantitative and Qualitative Disclosures About Market Risk", for more detailed discussions of the quantitative and qualitative disclosures about market risk.

    The Company believes that the relatively small number of proven medical applications for its MSI systems, the lack of routine reimbursement for MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales. In February 2001, the American Medical Association approved the issuance of billing codes, commonly referred to as Current Procedural Terminology ("CPT") codes, for the use of MEG or MSI, in the planning for the surgical treatment of epilepsy and for pre-surgical functional mapping of the brain prior to neurosurgery. 4-D regards the issuance of CPT codes to be a significant step in establishing routine reimbursement for MEG in the United States. However, it is not possible to reliably predict the timing and extent of future product sales due to the uncertainties of the acceptance of medical applications, reimbursement and product acceptance. The Company does not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MSI system may have a significant impact on the Company's financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

RESULTS OF OPERATIONS

    Total revenues for the third quarter and first nine months of fiscal 2001 were $1,165,000 and $6,764,000, including $169,000 and $482,000 of service revenues, compared to $5,244,000 and $5,853,000 of total revenues, including $171,000 and $427,000 of service revenues, for the third quarter and first nine months of fiscal 2000. The decrease in revenues in the third quarter fiscal year 2001 as compared to fiscal 2000 was due to large system shipments in the third quarter of fiscal year 2000. The year to date increase in revenue for fiscal 2001 over fiscal year 2000 resulted from Neuromag Oy's revenues being included for only six months in fiscal year 2000 due to the December 22, 1999 acquisition date of Neuromag Oy.

    Cost of revenues for the third quarter and first nine months of fiscal 2001 were $846,000 and $4,814,000 compared to $2,913,000 and $4,268,000 for the third quarter and first nine months of fiscal 2000. The cost of revenues as a percentage of revenues remains high primarily due to overall low sales volume and higher resulting overheads.

    The Company's results of operations for the quarter ended June 30, 2001 reported a reduction of gross margin, and higher operating loss and net loss as compared to the quarter ended June 30, 2000 due to reduced sales volume in the third quarter of 2001. The first nine months of fiscal 2001 recorded a positive gross margin of $1,950,000 as compared to 1,585,000 the prior year. These improved results are primarily due to increased sales volume and related improved gross margin.

    Research and development expenses for the third quarter and first nine months of fiscal 2001 amounted to $458,000 and $1,594,000 compared to $653,000 and $2,183,000 for the third quarter and first nine months of fiscal 2000. The reduction in research and development expenses primarily results from continuing cost control measures implemented by the Company during the Company's liquidity difficulties. Reductions also result from reduced spending on new product development due to the fact that current hardware product lines fulfill current marketing and sales requirements.

    Marketing and sales expenses for the third quarter and first nine months of fiscal 2001 amounted to $449,000 and $1,381,000, compared to $357,000 and $1,492,000 for the third quarter and first nine months of fiscal 2000. The 2001 quarter increase was primarily due to higher travel and consulting expenses, while the year to date decrease in marketing and sales expenses primarily results from continuing cost control measures implemented by the Company during the Company's liquidity difficulties.

    General and Administrative expenses for the third quarter and first nine months of fiscal 2001 were $817,000 and $2,347,000 compared to $869,000 and $1,987,000 for the same prior year periods. The decrease for the third quarter of fiscal 2001, as compared to fiscal 2000, was primarily due to continuing cost control measures implemented by the Company. The increase for the nine-month fiscal period ended June 30, 2001, as compared to fiscal 2000, was primarily the result of Neuromag Oy being included for only three months in fiscal 2000 due to the December 22, 1999 acquisition date.

    Goodwill amortization for the third quarter and first nine months of fiscal 2001 were $327,000 and $992,000 compared to $351,000 and $702,000 for fiscal year 2000. The increase for the nine month period ended June 2001 as compared to fiscal 2000 was primarily the result of Neuromag Oy being included for only six months in fiscal 2000 due to the December 22, 1999 acquisition date.

    Interest expense totaled $190,000 for the third quarter of fiscal 2001, compared to $258,000 during the third quarter of fiscal 2000. The decrease in the third quarter of fiscal 2001 was primarily the result of reduced borrowings due to the common stock in exchange for cancellation of indebtedness in April 2001. The nine month fiscal period ending June 30, 2001 totaled $844,000 as compared to $529,000 for the same period in 2000. The increase in 2001 was primarily the result of Neuromag Oy being included for only six months in fiscal 2000 due to the December 22, 1999 acquisition date.

    Other income (expense) totaled $196,000 in the third quarter of fiscal 2001 and $697,000 in the first nine months of fiscal 2001, compared to ($4,000) in the third quarter of fiscal 2000 and ($86,000) in the first nine months of fiscal 2000. The increase in other income is primarily attributable to $200,000 in income from investment in Magnesensors and the reversal of $125,000 previously reserved against a collaboration agreement which was never completed. During the first quarter of fiscal 2001, 4-D notified Magnesensors that it would no longer continue to provide a $200,000 guarantee of indebtedness due to the termination of its contractual obligations to do so and 4-D's liquidity concerns. 4-D had been providing the guarantee, and under the equity method of accounting for its investment in Magnesensors, had previously recorded its proportionate share of Magnesenors' losses to the extent of 4-D's debt guarantee. The remainder of the increase in the nine month period of fiscal 2001 compared to fiscal 2000 was due primarily to rental income from a sublease of the property and foreign currency translations.

    The provision for income taxes totaled $17,000 in the third quarter of fiscal 2001 compared to the provision in the third quarter of fiscal 2000 of $0. The tax benefit for the year 2001 pertains to Finnish taxes for the Company's Neuromag Oy subsidiary.

    Net loss for the third quarter and first nine months of fiscal 2001 amounted to $1,759,000 and $4,449,000 compared to a net loss of $182,000 and $5,493,000 for the comparable periods in the prior fiscal year. The increase in net loss for the third quarter of fiscal 2001 as compared to the prior year period is primarily due to the reduced sales volume in the quarter. The reduction of net loss in the nine-month period was due primarily to increased sales volumes as well as the continuing cost control measures implemented by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has experienced serious liquidity issues over the last few years and has incurred net losses of $8,127,000, $7,464,000, and $4,968,000 in fiscal 2000, 1999 and 1998, respectively. The Company had negative cash flows from operations of $5,217,000, $8,602,000, and $5,520,000 in fiscal 2000, 1999 and 1998, respectively. For the quarter ended June 30, 2001, the Company incurred a net loss of $1,759,000. At June 30, 2001, the Company had an accumulated deficit of $110,863,000, a net capital equity of $4,515,000 and a positive working capital of $330,000. The increase in net equity and working capital as compared to prior periods was due primarily to the issuance of common stock in exchange for cancellation of indebtedness (see Note 4), the restructured AIG loan and the reclassification of long term customer deposits.

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

    The $10,505,307 in cancellations of indebtedness consisted of a partial cancellation of indebtedness in the amount of USD $8,951,000 by AIG according to a letter agreement dated on or about April 25, 2001 between AIG and 4-D, full cancellations of indebtedness in the amounts of USD $872,867 and $224,875 by Swisspartners Investment Network Ltd., or Swisspartners, a full cancellation of indebtedness in the amount of USD $224,875 by MATRUST, S.L., a full cancellation of indebtedness by International Sequoia Investments Limited, or Sequoia, in the amount of USD $224,875, and a full cancellation of indebtedness in the amount of $6,815 from Amaldos, S.A. The full cancellations of indebtedness entered into between 4-D and each of Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners represent the portion of the debt assigned to each such entity by BDN upon its reduction of capital. Martin Egli, a member of 4-D's board of directors is also a member of the board of directors of AIG and is a managing partner of Swisspartners. Dr. Maso, a member of 4-D's board of directors, is a majority shareholder in MATRUST, S.L. Mr. Velasco, a member of 4-D's board of directors, is a major investor in Sequoia. See Note 4 and Part II, Item 2 of this report for additional information with regard to the loans 4-D obtained from AIG, Swisspartners and BDN and the reassignment of portions of the BDN loans to Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners upon BDN's reduction of capital.

    The remainder of the AIG loan was restructured. As restructured, the loan in the principal amount of $3.357 million from AIG matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway Co. Ltd., or Scaloway, a guarantee in the amount of USD $2,200,000 by Bank Julius Baer & Co. AG and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy. In connection with the private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of 4-D's common stock issued to AIG. Scaloway has sole voting and dispositive power over these shares. Martin Velasco, a member of 4-D's board of director, is the beneficial owner of Scaloway. See Note 4 and Part II, Item 2 of this report for additional information with regard to the AIG loan and the private placement transaction..

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

    Immediately following the private placement transaction, the Company had 145,018,629 shares issued and outstanding. The distribution of the 59,549,081 shares of common stock issued in the private placement transaction and the resulting beneficial ownership of the purchasers in the private placement transaction is discussed in more detail in Note 4.

    Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $449,000 USD at June 30, 2001, from TEKES at the Finnish state base interest rate minus 1%, 2001, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

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

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns that raise doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully improve its operating results and further restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

    At June 30, 2001, the Company had a positive working capital of $330,000 as compared to a negative working capital of $14,186,000 at June 30, 2000. The Company's increased working capital primarily resulted from the issuance of common stock in exchange for cancellation of indebtedness, the restructured AIG loan and the reclassification of long term customer deposits.

    Capital equipment expenditures totaled $815,000 for the third quarter of fiscal 2001, compared to $15,000 for the third quarter of fiscal 2000. Capital expenditures include a transfer from inventory to a customer lease of $790,000 in the third quarter of 2001. For the nine months ended June 30, 2001 expenditures were $864,000 as compared to the prior year 2000 for $169,000 which included a transfer from inventory to a customer lease of $790,000 in the third quarter of 2001.

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

RISKS AND UNCERTAINTIES

    We face the following risks associated with our business operations:

We are uncertain with respect to additional funding and may not be able to meet our capital needs. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

    We require additional capital to fund the Company's capital, working capital and debt service requirements on an ongoing basis. We will need to obtain additional financing to fund operations and repay our existing debt. We may not be able to arrange additional financing or restructure our debt on terms acceptable to us, if at all.

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

    In the last three fiscal years, our negative cash flows from operations have been as follows:

  •
  $5,217,000 in fiscal 2000,

  •
  $8,602,000 in fiscal 1999, and

  •
  $5,520,000 in fiscal 1998.

    At June 30, 2001 our accumulated deficit was $110,863,000, our shareholders' equity was $4,515,000 and the Company had a positive working capital of $330,000.

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

    Our commercial success is also highly dependent on reimbursement for procedures using the MSI system. Currently, Medicare, insurance companies and other healthcare providers approve payment for MSI procedures on a case-by-case basis. As of June 30, 2001, these third party payors have only approved limited reimbursements in the United States. Although third party payors have increasingly approved reimbursements, we cannot assure you that third party reimbursements will become widely available. In February, the American Medical Association approved the issuance of billing codes, commonly referred to as Current Procedural Terminology ("CPT") codes, for the use of MEG in the planning for the surgical treatment of epilepsy and for pre-surgical functional mapping of the brain prior to neurosurgery. This is the first step is establishing routine reimbursement for MEG in the United States. The United States government does not currently reimburse for MSI procedures. If reimbursement does not become more widely available, our financial position and results of operations will be materially adversely affected. Further, if the Federal government or any state legislature enacts legislation relating to our business or the health care industry, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected. In addition, there is currently no reimbursement for MSI procedures outside of the United States.

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

    A significant portion of our sales to date have been in foreign markets. Revenues from international sales represented 99% of our revenues of MSI systems for the fiscal year ended September 30, 2000. In fiscal 2001, through June 30, 2001, 55% of our revenues are from international sales. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at June 30, 2001 we did not have any open forward exchange contracts, on occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales and could impact operating results through translation of the Company's subsidiaries' financial statements. These risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

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

Integrating 4-D Neuroimaging and Neuromag Oy has been difficult.

    Our acquisition of Neuromag Oy brought together two previous international competitors. Ongoing factors and risks which may arise as a result of our merger may include:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On March 31, 2001, the Company had approximately $12.6 million outstanding under London Interbank Offered Rate based variable rate indebtedness. Subsequent to March 31, 2001, the Company retired approximately $10.5 million of its outstanding debt and restructured approximately $3.357 million of its remaining debt owed to AIG Private Bank Ltd. in connection with a private placement transaction which was consummated on or about April 26, 2001. Under the restructured loan terms, the maturity date has been extended to July 31, 2002 and the interest rate on the AIG loan has currently been fixed at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. Because a major portion of the Company's current indebtedness is at a fixed rate, the Company does not expect changes in interest rates to have a material adverse effect on the Company during the 2001 fiscal year. See Note 4 and Part II, Item 2 of this report for additional detail with regard to the restructuring of the AIG loan and the private placement transaction.

    For additional information required by this item regarding market risks related to fluctuations in foreign currency exchange rates, see our discussion under "Risks and Uncertainties—If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer" under Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

Purchasers	Number of Shares Acquired in Transaction	Source and Amount of Consideration	Total Number of Shares Owned following Transaction	Percentage Ownership of Outstanding Voting Securities following Transaction (%)
AIG Private Bank Ltd. ("AIG")	42,623,810	Partial Cancellation of Indebtedness in the amount of USD $8,951,000 pursuant to that certain letter agreement dated on or about April 25, 2001 between AIG and 4-D (the "Letter Agreement").	42,623,810	29.4
Swisspartners Investment Network Ltd. ("Swisspartners")	14,751,153	USD $2,000,000 cash and Full Cancellations of Indebtedness in the amounts of USD $872,867 and USD $224,875.	36,468,755	25.1
MATRUST, S.L.	1,070,833	Full Cancellation of Indebtedness in the amount of USD $224,875.	1,070,833	0.7
International Sequoia Investments Ltd.	1,070,833	Full Cancellation of Indebtedness in the amount of USD $224,875.	1,070,833	0.7
Amaldos, S.A.	32,452	Full Cancellation of Indebtedness in the amount of USD $6,815.	32,452	Less than 0.1
TOTAL:	59,549,081		81,266,683	56.0

    The Letter Agreement acknowledges AIG's receipt of 42,623,810 shares of 4-D's common stock as partial payment in the amount of USD $8,951,000 against a loan 4-D obtained on or about December 21, 1999, as subsequently amended August 10, 2000, February 15, 2001 and April 26, 2001, from AIG in the principal amount of $11,951,000. In connection with the private placement transaction, the AIG loan was amended effective as of April 26, 2001 to, among other things, extend its maturity date to July 31, 2002 and re-establish the interest rate based on AIG's refinancing costs in line with the current market conditions plus a fixed margin of 2.5% per annum. The interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be re-adjusted for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway, a guarantee in the amount of US $2,220,000 by Bank Julius Baer & Co. AG in Zurich, Switzerland, and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary located in Helsinki, Finland. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy. In connection with the private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of 4-D's common stock issued to AIG. Scaloway has sole voting and dispositive power over these shares. Martin Velasco, a member of 4-D's board of directors, is the beneficial owner of Scaloway.

    The Full Cancellation of Indebtedness entered into between 4-D and Amaldos, S.A. in the amount of $6,815 represents the portion of the debt assigned to it by BDN upon its reduction of capital. The Full Cancellations of Indebtedness entered into between 4-D and each of MATRUST, S.L., Sequoia and Swisspartners each in the amount of USD $224,875 represent the portion of the debt assigned to each such purchaser by BDN upon its reduction of capital. In June 2000, 4-D obtained unsecured loans in principal amounts totaling $834,595 from BDN, a Spanish company owned by three members of 4-D's board of directors, Martin Egli, Enrique Maso and Martin Velasco. 4-D repaid approximately $200,000 of the BDN loans. BDN subsequently executed a reduction of capital and redistributed its rights under the BDN loans to Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners. Dr. Maso is a majority shareholder in MATRUST, S.L., Mr. Velasco is a major investor in Sequoia, and Mr. Egli is a managing partner of Swisspartners. Of the 36,468,755 shares reported as beneficially owned by Swisspartners in the table above, 18,717,602 shares are owned by Dassesta International S.A., or Dassesta. Swisspartners owns 100% of the capital stock of Dassesta. Dr. Maso, a majority owner of MATRUST, S.L., also owns 25,000,000 shares of 4-D's common stock.

    In connection with the purchase by Swisspartners, 4-D's board of directors approved an increase in the current size of its board of directors from eight to nine to appoint Mr. Hans-Ueli Rihs to serve as a member of the board of directors effective May 2001. Mr. Hans-Ueli Rihs is also a member of the board of directors of Swisspartners.

    The description of the private placement transaction set forth above is qualified in its entirety by reference to the Company's current report on Form 8-K filed with the SEC on or about May 11, 2001, as amended by the current report on Form 8-K/A filed on or about June 20, 2001 and the form of Common Stock Purchase Agreement, the Letter Agreement, the April 26, 2001 amendment to the AIG loan and the Full Cancellations of Indebtedness, copies of which are filed as exhibits to such reports.

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

(a)
The following members of the Board of Directors were elected to serve until the next annual meeting and until their successors are elected and qualified:

       I. Election of Directors:

Nominees	Votes For	Votes Withheld	Votes Abstained	Unvoted
D. Scott Buchanan	58,154,186	119,705	—	—
Martin P. Egli	58,155,186	118,705	—	—
Enrique Maso	58,155,186	118,705	—	—
Galleon Graetz	58,155,186	118,705	—	—
Antti Ahonen	58,155,186	118,705	—	—
Felipe Fernandez Atela	58,155,186	118,705	—	—
Martin Velasco	58,155,186	118,705	—	—
(b)
To ratify the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 2001.

       II. Ratification and approval of the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending September 30, 2001.

Votes For	Votes Against	Votes Abstain	Unvoted
58,206,791	59,650	7,450	—

    As reported by the Company on a current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2001, as subsequently amended, the Company's current auditors are Swensen Advisors, LLP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibit No.		Description
3.1	(1)	Fifth Amended and Restated Articles of Incorporation
3.2	(2)	Restated By-Laws
10.1
		Letter Agreement dated on or about April 25, 2001 between 4-D and AIG Private Bank, Ltd., which is incorporated herein by reference to Exhibit 99.2 to our current report on Form 8-K filed with the SEC on or about May 11, 2001, as subsequently amended.
10.2
		Amendment to Loan Agreement dated on or about April 26, 2001 between 4-D and AIG Private Bank, Ltd., which is incorporated herein by reference to Exhibit 99.3 to our current report on Form 8-K filed with the SEC on or about May 11, 2001, as subsequently amended.
10.3
		Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd., which is incorporated herein by reference to Exhibit 99.4 to our current report on Form 8-K filed with the SEC on or about May 11, 2001, as subsequently amended.
10.4
		Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd., which is incorporated herein by reference to Exhibit 99.5 to our current report on Form 8-K filed with the SEC on or about May 11, 2001, as subsequently amended.
10.5
		Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and MATRUST, S.L., which is incorporated herein by reference to Exhibit 99.6 to our current report on Form 8-K filed with the SEC on or about May 11, 2001, as subsequently amended.
10.6
		Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and International Sequoia Investments Limited, which is incorporated herein by reference to Exhibit 99.7 to our current report on Form 8-K filed with the SEC on or about May 11, 2001, as subsequently amended.
10.7
		Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Amaldos, S.A., which is incorporated herein by reference to Exhibit 99.8 to our current report on Form 8-K/A filed with the SEC on or about June 20, 2001.
10.8
		Form of Common Stock Purchase Agreement, which is incorporated herein by reference to Exhibit 99.1 to our current report on Form 8-K filed with the SEC on or about May 11, 2001, as subsequently amended.

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

b)
Reports on Form 8-K

The Company filed a current report on Form 8-K/A with the SEC on April 5, 2001 in connection with the change in its certifying accountant. The Company also filed a current report on Form 8-K with the SEC on May 11, 2001, as subsequently amended by the Company's current report on Form 8-K/A filed with the SEC on June 20, 2001 with regard to the Company's sale and issuance of its common stock in a private placement transaction.

23

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

QuickLinks

PART I FINANCIAL INFORMATION
4-D NEUROIMAGING CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per-share amounts) (unaudited)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (in thousands) (unaudited)
4-D NEUROIMAGING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
PART II. OTHER INFORMATION
SIGNATURES