Form 10-K
period 2001-09-30
4-D NEUROIMAGING
filed 2001-12-27
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC, 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 1-10285

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of December 3, 2001 was $3,743,018 based on the closing price on that date on the Nasdaq Over the Counter Bulletin Board. Shares of common stock held by each officer, director, and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of shares outstanding of the registrant's common stock, no par value, as of December 3, 2001 was 145,261,667 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Certain portions of Registrant's Definitive Proxy Statement, to be filed not later than 120 days after September 30, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report where indicated.

2.
Certain Exhibits filed with the Registrant's prior registration statements and reports are incorporated herein by reference into Part IV of this report.

4-D NEUROIMAGING

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
INDEX

PART I

    This annual report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from any forward-looking statements and from past performance as a result of such risks and uncertainties. See the "Factors That May Affect Future Results" section of this report.

ITEM 1.  BUSINESS.

Company Overview

    4-D Neuroimaging, or 4-D, (formerly Biomagnetic Technologies, Inc.), a California corporation originally founded in 1970 to produce equipment for physics labs, currently, develops, produces, markets and sells medical instrumentation that allows physicians to monitor how the body is functioning, and provides an important tool to neuroscientists helping them to unravel how the brain functions. The basic technology is referred to as either Magnetic Source Imaging, or MSI, or when specific to the brain Magnetoencephalography, or MEG. MEG/MSI systems locate and measure magnetic fields generated by the human body, and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. These measurements provide useful information about the normal and abnormal functioning of the brain, heart, spine and other organs. Currently, we are focusing our efforts on MEG/MSI applications for the brain.

    MEG/MSI systems use advanced superconducting technology to noninvasively detect and characterize naturally occurring magnetic fields that are one billion times smaller than the earth's magnetic field. This capability can be utilized to measure the typically very rapid changes in these magnetic fields, such as from the brain, effectively in real-time, i.e. thousands of times a second. In addition to providing instrumentation to the neuroscience research community, we have been developing the commercial usefulness of this technology in the evaluation and planning for surgical treatment of epilepsy, or Epilepsy, and the identification of important functional areas of the brain (e.g. motor and language-related cortex) that can be at risk during neurological surgery for tumors and other brain lesions, also referred to a pre-surgical functional mapping, or PSFM. A major step was taken in 2001 in the commercialization of MEG/MSI. The American Medical Association, or AMA, issued Current Procedural Terminology, or CPT, codes for both the Epilepsy and PSFM using MEG. While Epilepsy and PSFM may relatively small markets in and of themselves the issuance of CPT codes for these uses of MEG represent a major step forward in the market development of MEG. They form the foundation for other applications currently in development. The Company and certain of its customers are continuing to investigate the value of the technology for the diagnosis of other disorders of the brain, such as dyslexia, stroke, mild head trauma, schizophrenia, depression and other neuropsychiatric disorders, as well as for problems of the heart, spine, and gastrointestinal system.

    MEG/MSI differs significantly from other anatomical and functional imaging methods. Traditional medical imaging technologies such as X-ray, magnetic resonance imaging, or MRI, and computed tomography, or CT, provide valuable anatomical detail, but no direct functional information. Functional imaging methods such as electroencephalography, or EEG, positron emission tomography or PET, single photon emission tomography, or SPECT, and functional MRI, or fMRI, have limited spatial or temporal resolution, or require invasive procedures, such as the injection of radioactive isotopes or surgical placement of electrodes into the brain, to locate normally or abnormally functioning areas of the brain. We believe that MEG/MSI is currently the only method that can noninvasively characterize the normal and abnormal function of the brain with the high temporal and spatial resolution necessary to be clinically useful in a potentially wide range of applications. An MEG/MSI system, when used in conjunction with CT and MRI images, provides the clinician with information that links anatomy with function to provide a more complete picture of the patient's condition without the use of radioactive isotopes or invasive procedures, the majority of which are inherently costly.

Product and Market Development

    After developing our core technology for the physics scientific research market we looked to expand our markets with other applications. We determined that the market for the use of MEG/MSI systems in the diagnosis of neurological and neuropsychiatric disorders might be very large. Since focusing on this market, we have pursued both technical and market development strategies intended to create a commercial clinical market for MEG/MSI. We have developed and released a series of products leading up to the product line we are currently offering. In addition, as part of a consolidation of the market, in December 1999 we acquired all of the issued and outstanding capital stock of Neuromag Oy, one of our main competitors at the time, located in Helsinki, Finland, thereby adding the Neuromag Oy product line to our current line. We have continued the operations of Neuromag Oy as a subsidiary. The current main product line consists of four whole-head systems—the Magnes® 2500 WH, the Magnes 3600 WH, the Vectorview™ and the Neuromag™ 204 systems—and the Magnes 1300C, a system designed for non-brain measurements including; fetal, cardiac, spinal and gastrointestinal studies. All of the products, with the exception of the Neuromag 204 system that is only offered in Japan, are available through common distribution channels throughout the world. As part of our ongoing commitment to the research market, any of these systems can be customized for the specific needs of a given research project. We market the Magnes 2500WH as our principle clinical system, while the Magnes 3600 WH and Vectorview systems are primarily marketed to the research market.

    As part of our market development strategy, we have targeted the evaluation of patients with Epilepsy, and the pre-surgical functional mapping of patients who are candidates for surgery that would endanger important functional areas of the brain, as near-term clinical applications for MEG/MSI. With the issuance by the AMA of CPT codes for these indications in 2001, MEG/MSI has taken a significant step forward in its commercialization.

    In the U.S. alone there are over 100 tertiary care epilepsy centers that we have identified and believe could benefit from the use of MEG/MSI technology. We are currently directing our marketing and sales efforts towards these centers as potential customers for MEG/MSI systems in the U.S. These centers are typically affiliated with academic medical institutions with large neurosurgical programs that would also benefit from the PSFM application. In addition, we believe there are an equivalent number of Epilepsy/PSFM centers with similar needs throughout the rest of the world. In addition to direct sales channels we are pursuing possible alliances or other distribution relationships that could expand the Company's access to the commercial market, which is expected to emerge following the issuance of CPT codes.

    Currently, there are at least 5 centers in the U.S. using and receiving reimbursement for MEG/MSI on a routine basis for these indications: University of California, San Francisco, the University of Texas, Houston, Texas, Henry Ford Hospital in Detroit, Michigan, Scripps Research Institute in San Diego, California, and University of Alabama, Birmingham.

    CPT codes for MEG/MSI were issued in 2001 for use beginning in 2002. In November of 2001 the AMA published the recommended level of reimbursement for the physician service. For a more extensive review of the current status of reimbursement please see the "Reimbursement" section below.

MEG/MSI Technology

    MEG/MSI is based on fundamental properties of electromagnetism. Electrical currents produce magnetic fields that are perpendicular to the flow of current; these fields can be detected by our technology. An MEG/MSI instrument detects the magnetic fields produced by intracellular electrical activity that are associated with many of the body's most critical functions. Unlike electrical potentials generated by the body, upon which EEG and the electrocardiogram, or ECG, are based, the corresponding magnetic fields pass through surrounding body tissue undistorted, without obscuring the location of the source. MEG/MSI can non-invasively provide information about the timing and the location of the origin of normal and abnormal functional activity, by measuring and analyzing these magnetic fields. MEG/MSI can do this with a combination of millimeter spatial resolution and millisecond time resolution that has not been previously available without the use of surgically implanted electrodes, introducing radioactive or other tracer substances into the body, or the use of other costly, invasive procedures.

Current Medical Imaging Technology

    The clinical value of MEG/MSI is found primarily in assessing the functional state of organs of the body, both normal and abnormal. Many debilitating or life threatening disorders of the body, such as stroke, seizures, dementia, movement disorders, mental illness, cardiac arrhythmia and gastrointestinal disorders involve a disruption of function and MEG/MSI can play an important role in assessing the status of crucial body organs.

    Numerous medical imaging technologies have been developed in response to this need. These include imaging technologies oriented toward organ structure and anatomy, such as CT and MRI, and imaging technologies oriented toward function, such as PET, SPECT and fMRI.

    CT and MRI produce anatomical images and aid in locating structural malformations. Their utility for functional disorders can be quite limited if there is no associated structural problem or there are multiple structural problems of which only a small number are causing the functional problem.

    PET, SPECT and fMRI provide the physician with some functional information based on measurements of secondary effect of the body's activity. For PET and SPECT this is the uptake of certain radioactively labeled substances by the active tissue of the body, and for fMRI it is the change in blood flow due to the activity. All three techniques have relatively long physiological response times of one to five seconds, severely limiting their ability to follow function at the milli-second time scale, where MEG/MSI excels and which is often required for functional disorder such a epilepsy. In addition, the use of radioactively labeled substances limits the ability of PET and SPECT to be used in longitudinal measurements. MEG/MSI provides a totally non-invasive functional measure with milli-second time resolution able to capture the brain's activity as it occurs, thereby allowing the physician to know precisely both when and, unlike EEG, where the activity occurred.

The 4-D MEG/MSI Systems

    The Company's MEG/MSI systems—the Magnes 2500 WH, 3600 WH, Neuromag 204, and Vectorview whole-head systems, and the Magnes 1300 C that is designed for the rest of the body—are systems employing superconducting detection coils and amplifiers called Superconducting Quantum Interference Devices or SQUIDs. Integrated with each system are a patient support chair/bed, patient monitoring systems, and stimulus delivery systems all isolated from environmental magnetic fields within a Magnetically Shielded Room or MSR. Also integrated in the system are a control console, electronic components, stimulus generating devices and analysis workstations in a surrounding suite. These systems, as well as the Magnes I, Magnes II and Neuromag 122 systems, have been used in both neurological and cardiac applications and incorporate a number of unique technologies, which are discussed below in more detail under the caption "Patents, Know How and Proprietary Rights".

Medical Applications

    We believe our Magnes, Neuromag and Vectorview systems have commercial potential in the diagnosis and treatment of a variety of neurological and other disorders. In developing MEG/MSI technology as a diagnostic technology we must create the appropriate economic incentives to enable a commercial success. Among these incentives, we continue to pursue the creation of sufficient numbers of diagnostic applications capable of generating cost savings or improved patient care so that large numbers of hospitals and clinics would consider purchasing MEG/MSI systems. This has facilitated the implementation of routine reimbursement for MEG/MSI procedures from third party payors and provided an increasing volume of evidence of routine approvals of reimbursements for clinical MEG/MSI procedures by third party payors.

    There are currently two clinically accepted applications for our MEG/MSI systems as evidenced by the issuance of CPT codes: planning of surgical treatment for epilepsy, and presurgical functional mapping of the brain. Our next step is to establish that there exists sufficient numbers of treatment centers with the appropriate populations to support the operation of an MEG/MSI system, and provide the desired sales.

    To continue to develop the potential market for MEG/MSI, we will continue to work with its customers and other physicians and researchers to encourage and sponsor the clinical research needed to establish that the MEG/MSI applications described below, other than surgical planning for epilepsy and pre-surgical function mapping, are medically useful and reimbursable.

    We are pursing a sales and marketing strategy to fully exploit the newly established CPT codes for MEG/MSI. While the commercial acceptance of MEG/MSI may still be uncertain, we are developing a strategy which is expected to include both our current direct-sales approach and the formation of strategic alliances to help accelerate the penetration of our MEG/MSI technology into our target markets of neurosurgeons, neurologists, and epileptologists.

Epilepsy Surgery

    As of 1995 there were approximately 2.3 million people in the U.S. with recurrent epileptic seizures, and approximately 181,000 new cases emerge each year. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. It is estimated that at least 25 percent of the total epilepsy population have persistent seizures despite medical treatment, and could possibly benefit from surgical intervention. In 1993 about 2,500 such procedures were performed. While there has been no subsequent reliable data published, we believe, based on discussions with practitioners in the field, the rate of surgical interventions has steadily increased and will continue to do so in the near future.

    Over the past decade, a number of research studies have demonstrated that MEG/MSI can noninvasively locate brain tissue suspected of triggering epileptic seizures. It is this tissue that is the target of epilepsy surgery. In the absence of a noninvasive method, it is often necessary to implant an array of electrodes directly on or into the brain to locate this tissue. The invasive evaluation approach requires lengthy hospitalization in facilities that are equipped for long-term intensive monitoring of patients, 24 hour nursing care and participation of a highly trained team of specialists. To date, the cost and relative scarcity of appropriate facilities for this long-term monitoring procedure severely limit the number of patients who can benefit from a surgical approach to epilepsy treatment.

    Recent medical literature shows that the information provided by MEG/MSI could, in many cases, improve or even help avoid invasive evaluation procedures. We believe this information can be obtained with our MEG/MSI systems in a clinically acceptable time frame, and at a cost that will allow for routine use in evaluating patients for epilepsy surgery.

Presurgical Functional Mapping

    According to recent statistics, approximately 110,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of important functional regions of the brain vary among healthy individuals and even more widely among patients with large brain lesions, therefore the locations often cannot be reliably determined solely from anatomical imaging, such as MRI. However, by relating information about the primary sensory function areas provided by our MEG/MSI systems to MRI-generated anatomical images, a functional map of the brain can be obtained and presented on a screen or recorded on film. Images thus produced with our MEG/MSI systems allow the surgeon to reliably estimate the risk of damage to the identified functional areas that might arise from the surgery itself. These images also help the surgeon to select an appropriate surgical approach, such as where to open the skull, and from which direction to access the targeted area, to minimize the surgical risk.

    Using our MEG/MSI systems, reliable and practical methods of providing a functional map of the brain have been developed and verified. The functional areas of the brain that can be localized by MEG/MSI include somatosensory cortex, motor cortex, language-related cortex, visual cortex, and auditory cortex. These results have been reported in a number of peer-reviewed medical journals.

Neuropsychiatric Applications

    Potential neuropsychiatric applications of MEG/MSI include the diagnosis of schizophrenia and depression. It is currently estimated that approximately 3,000,000 people (1 percent of the U.S. population) will develop schizophrenia during the course of their lives, and at any given time approximately 100,000 people are hospitalized in public institutions in the U.S. for this disease. A number of studies indicate that MEG/MSI can detect differences in the brain activity in schizophrenic subjects compared to normal subjects. The variety and robustness of the differences suggest that MEG/MSI may eventually provide an objective indicator of the disease and be useful for monitoring treatment. Likewise, depressive illness affects more than 19,000,000 adults within the U.S. each year. Preliminary studies suggest that MEG/MSI may provide an objective indicator of the disease and lead to more effective treatment.

Applications to Learning Disorders

    Potential applications in learning disorders include the diagnosis of dyslexia and autism. Dyslexia affects between 4 and 10 percent of the population throughout the world. PET and fMRI studies have indicated differences in metabolic activity in dyslexic adults compared to normal subjects, however direct evidence of abnormal neurological function in dyslexia is lacking. Recently, evidence has been presented from research groups in the U.S. and Europe that MEG/MSI may provide a sensitive and specific objective indicator of the reading disability in dyslexia. Autism is the third most common developmental disorder and affects nearly 400,000 people in the U.S. Recently, a sub-population of children with autism has been identified that have normal early development, followed by an autistic regression and who show a distinct MEG/MSI pattern of brain activity. The preliminary data suggest that identification of such patients by MEG/MSI may lead to therapeutic strategies that lead to significant improvement in language and autistic features.

Other Neurological Applications

    Other applications areas in which MEG/MSI may have clinical value include ischemic disease and stroke, mild brain trauma and Alzheimer's disease.

    Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. Each year in the U.S., more than 700,000 people suffer a major cerebrovascular event. The total direct cost to the U.S. health care system for treatment and rehabilitation of stroke exceeds $30 billion per year. MEG/MSI may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. As an indicator of neurological function, MEG/MSI may be useful to monitor rehabilitation and treatment of stroke patients.

    It is estimated that approximately 1,000,000 people experience traumatic brain injury each year in the U.S., of which approximately 400,000 seek medical attention. In mild brain trauma, significant structural changes are rarely seen, and functional EEG changes are typically mild and diffuse.

MEG/MSI may be more sensitive than EEG and MRI in identifying brain dysfunction in such patients and correlate well with symptomatic recovery.

    Alzheimer's disease affects an estimated 4,000,000 million people in the U.S. Current diagnostic technologies, PET, SPECT and EEG are not widely accepted as being valid diagnostic or prognostic indicators of the disease. Preliminary indications suggest that MEG/MSI may show altered responses to sensory stimuli in Alzheimer's patients, thus providing a tool for diagnosis and treatment.

Applications in other areas of the body

    Preliminary studies indicate that MEG/MSI could be beneficial in evaluating organs of the body outside the brain. Although the potential for a commercial market in these areas remains unknown the various parts of the body that might be evaluated with MEG/MSI include the gastrointestinal tract (gastrointestinal ischemia), spinal cord function (lower back pain) and adult and fetal heart monitoring (cardiac arrhythmia and fetal development).

Sales to Date; Clinical Collaborations

    Our primary near term objective is to cooperate with researchers and physicians at key medical centers to accelerate the development, use and commercialization of our MEG/MSI systems. The use of our MEG/MSI systems must continue to be validated by clinical researchers as an effective tool for mainstream clinical applications in order to establish a commercial market. Accordingly, the early clinical research sales and collaborations with clinical sites are strategically important to our overall market development plan.

    As of December 2001, we have 57 systems installed throughout the world. Installations are distributed among the U.S., Germany, Austria, Spain, France, Finland, Japan, Taiwan and China. Fifteen (15) sites operate Magnes 2500 WH systems. One (1) site operates a Magnes 3600 WH system. Twelve (12) sites operate Magnes I and Magnes II systems. Two (2) sites operate a Magnes 1300 C system. Ten (10) sites operate a Neuromag 122 system. Seven (7) sites operate a Neuromag System 204. Seven (7) sites operate a Vectorview system. One (1) site operates a Neuromag MCG system and two (2) other sites operate custom equipment made by us.

Marketing, Sales and Distribution

Market Description

    The overall market for our MEG/MSI systems can be divided into three overlapping markets: the basic research market, the clinical research market and the commercial clinical market. Customers in each of these markets are identified by the focus of their work, the source of purchase funds, and other characteristics, as described below.

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

    The clinical research market consists primarily of university medical centers where the majority of clinical applications development work for new medical technologies and procedures is normally conducted. Because of their size, buying power, prestige, and early involvement in assessing and using new medical technologies, university medical centers continue to be the primary focus of our near-term marketing plans. We have identified more than 150 key members of this group in the U.S., Europe and Asia that are centers of excellence in neurosurgery, neurology, neurophysiology, neuroradiology and psychiatry.

    With the issuance of the first CPT codes for MEG/MSI, it becomes feasible for clinical users of MEG/MSI systems to create an MEG/MSI installation that is economically self-supporting. With our MEG/MSI systems, users with the appropriate neurosurgical patient populations can now begin to operate MEG/MSI systems with the potential for an economic return. While this model continues to need more demonstrated application, we believe that the issuance of new CPT code opens new sales opportunities in the commercial clinical market. We believe that we are uniquely positioned with our broad base of clinical users and clinical knowledge to take advantage of the issuance of CPT codes and work with both current and new users to create a commercial MEG/MSI market.

    The National Institute of Health, or NIH, has estimated that there are approximately 90 million cases annually of neurological and mental illness disorders in the U.S. Each case represents a separate incident of such disorders, but not necessarily separate patients. In most cases, diagnostic methods for these disorders remain inadequate. According to NIH estimates, the annual cost associated with these neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of neurological disorders, the indirect cost of income lost due to illness. The majority of these disorders are functional in nature and are a major cause of disability and death. In most cases, no noninvasive test exists to help physicians diagnose or effectively monitor the functional activity associated with these neurological and mental disorders. Our MEG/MSI systems are designed to address this need.

    There is substantial medical evidence supporting the view that a significant percentage of mental disorders have a physiological origin that can be treated by pharmaceuticals or other methods. Currently there are few objective measures of these physiological problems, making diagnosis and treatment, including measuring the effectiveness of the treatment, problematic. MEG/MSI has demonstrated the ability to provide accurate spatio-temporal maps of neurophysiological function that might serve as an objective measure, thereby improving the clinical process. We believe the MEG/MSI systems could fulfill a major need of physicians dealing with mental disorders. Researchers are in the early stages of investigating MEG/MSI applications for mental disorders such as schizophrenia and depression. Other researchers are investigating learning and behavioral disorders, such as dyslexia and autism. As yet, no reliable estimates can be made of the number of patients in these categories who might be aided by information provided by our MEG/MSI systems.

Marketing Programs

    The currently active market for MEG/MSI systems is approximately equally divided into a basic research market and a clinical research market. We promote our products to both markets by attendance and exhibits at medical and scientific meetings. Because of our historically dominant position among MEG/MSI researchers, we maintain close contacts with potential customers in the basic research market. In order to promote sales in the clinical research market and to develop the commercial clinical market, our fundamental marketing strategy is to accelerate clinical applications development for our systems by collaborating with and promoting the work of a core group of influential medical centers engaged in medical applications development. We plan to continue implementation of this strategy by (i) encouraging physicians developing applications for our MEG systems to publish their results in professional journals, (ii) participating in key medical meetings to generate interest among targeted medical specialists, (iii) encouraging communication and collaborative projects between research groups working with the MEG systems, (iv) initiating site visits by key customers and (v) co-sponsoring education programs with our customers. We are also actively involved with professional medical societies, such as the American Academy of Neurology, or AAN, in efforts to obtain reimbursement for clinical MEG studies, and involved with patient advocacy groups, such as the Epilepsy Foundation of America and its local affiliates, to increase awareness of the technology and encourage its use.

    With the recent acceptance of MEG for routine reimbursement for epilepsy surgery evaluation and pre-surgical mapping of eloquent cortex, and issuance of CPT codes for that purpose, we will be accelerating our efforts to seek out new clinical applications for MEG/MSI. Recent scientific publications by our customers in Europe, Japan and the U.S. have reported positive findings suggesting that MEG may be useful in the diagnosis and management of a number of neurological, neuropsychiatric and learning disorders. We will devote a significant portion of our available resources in the next year to verify and support such efforts. In addition, we will be expanding our marketing efforts into the neuropsychiatric and learning disorders fields by attending and exhibiting at appropriate medical and scientific meetings.

Distribution

    We have a small direct-sales organization with the specialized skills needed to sell our MEG/MSI systems in the U.S. The European and Asian markets are served, respectively, by the our branch office in Aachen, Germany and by the biomedical division of Elekta K.K. in Japan and the Far East excluding the Peoples Republic of China, or PRC. In the PRC, the Company is represented by Beijing Medi-Therm Instruments, Inc., or BMTI. We entered into the distribution agreement granting Elekta the exclusive rights to market, sell, distribute and service our MEG/MSI products in certain regions of Asia and in Australia and New Zealand for an initial period of three years in January 2000. We entered into a distribution agreement granting BMTI exclusive rights to market, sell, distribute and service our MEG/MSI products in the PRC in April 2000. We continue to explore other possible relationships that would enhance our ability to distribute and sell MEG/MSI systems throughout the world.

Reimbursement

    Our long-term commercial success in the U.S. is dependent upon obtaining routine approval of reimbursement for clinical MEG/MSI procedures by third-party payors. The Centers for Medicare and Medicaid Services, or CMS, formerly known as the Health Care Financing Administration, or HCFA, which is responsible for the administration of Medicare, and the AMA that administers the use of CPT codes by most third-party payors, follow similar guidelines for determining whether a specific procedure or health care technology is "reasonable" and "necessary", and therefore reimbursable under Medicare or private insurance coverage. These guidelines generally include consideration of whether (i) the procedure or technology is more or less costly than an alternative already covered by insurance, (ii) the added benefit of the procedure or technology is significant enough to justify the expense, and (iii) the procedure or technology provides significant medical benefits not otherwise available from other procedures or technologies.

    We have worked for several years with our customers and the AAN to obtain CPT codes for MEG. These efforts came to a successful fruition in February 2001 when the AMA announced that it would assign the first three CPT specific codes for the use of MEG. The Codes for MEG were published in the Federal Register on November 1, 2001. These codes are:

    95965  Magnetoencephalography ("MEG"), recording and analysis: for spontaneous brain magnetic activity (e.g., epileptic cerebral cortex localization).

    95966  Magnetoencephalography ("MEG"), recording and analysis: for evoked magnetic fields, single modality (e.g., sensory, motor, language, or visual cortex localization).

    95967  Magnetoencephalography ("MEG"), recording and analysis: for evoked magnetic fields, each additional modality (e.g., sensory, motor, language, or visual cortex localization) (List separately in addition to code for primary procedure).

    These codes were established in the neurology section of the CPT code listing. The reimbursement levels recommended provide for payments to the physician who interprets the study data are currently among the highest in the neurology section. Reimbursement levels are stated in relative value units or RVUs. These units are then assigned a dollar value depending on the specific hospital and location. For an Epilepsy study (95965) the recommended RVU level is 11.39. This RVU level is currently among the highest assigned reimbursement levels in the neurology section. For PSFM two levels were assigned, 5.78 units for the first exam on a patient and 5.07 for subsequent exams for the same patient on the same visit. We believe that these levels will enable an increasing number of referring physicians to utilize MEG.

    In the publication of the CPT codes on November 1, 2001, the reimbursement level to be paid for the use of the equipment, also known as the Technical Component fee, was designated to be Carrier Based. This means that each insurance carrier will independently assign a payment level. We will work with each of our customers and prospects to establish appropriate reimbursement levels with the carriers used by their patients. This has been the method of reimbursement that our customers have been using for up to 8 years and, with our help, have been able to obtain satisfactory levels of reimbursement. We will continue to work with our customers, with the added advantage of have the CPT code available.

    In December 2001, the CMS published the Ambulatory Patient Cost, or APC, codes. APC codes are cost-based codes that set the technical fee that Medicare will pay for ambulatory patients being treated within the hospital. MEG was assigned to the "New Technology" section of the codes. Within this section are reimbursement levels from $0 to $6,000. MEG was assigned to what we believe is an inappropriately low level. MEG users and the AAN are in the process of appealing this assignment. The APC process is new, thus there can be no assurance as to when or if the CMS will make an appropriate assignment, however, there is considerable support among the AAN and MEG users to effect a change to the proper cost-based level.

    The CPT codes will be available for use starting in January 2002. They provide the basis for the first routine reimbursement for MEG. The first code will be used primarily for the evaluation of candidates for epilepsy surgery, while the other two codes will be used for pre-surgical functional mapping procedures. Our sales strategies in the U.S. will be changed to focus more on the development of commercially viable sales to clinical users. It is always difficult to predict the adoption rate of a new modality, but with the assignment of CPT codes we believe that we have a new and powerful sales approach.

    A parallel effort is underway to obtain approval for reimbursement of MEG clinical procedures in Japan. In Japan, a large number of hospitals are government funded and operated. The Japanese Ministry of Health and Welfare, or JMHW pays these hospitals only for procedures that have been approved by a reimbursement board of the JMHW. The JMHW follows guidelines similar to those followed by third-party payors in the U.S. in determining whether the Japanese government will reimburse a new medical procedure. Once reimbursement for a procedure is approved by the JMHW, all hospitals, both public and private, are reimbursed for the procedure at the same rate. Magnes I, Magnes II, Magnes 2500 WH and Neuromag systems have received approval from the JMHW for sales in Japan as clinical devices; therefore Japanese public and private hospitals may purchase the systems for clinical use on patients, and private Japanese hospitals are allowed to charge individual patients privately for procedures with the MEG/MSI systems. However, reimbursement is not yet available from the Japanese government or Japanese third-party payors. In order to change that situation a blue-ribbon consortium of leading Japanese physicians, luminary customers, and industry representatives was formed in early 2001 for the purpose of establishing reimbursement for MEG in Japan. Our Japanese distributor, Elekta KK, is part of this consortium and, with our support, is petitioning the Japanese authorities for reimbursement. The timeline for completion of this process is uncertain at this time.

    In Europe, the current MEG customers have concentrated primarily on basic research, and have not actively pursued governmental or private approval for reimbursement of MEG procedures. However, several European institutions are currently investigating mechanisms for obtaining reimbursement for MEG examinations. We are actively cooperating in these initiatives. There is no assurance at this time that these efforts will be successful, nor do we have an accurate estimate of the time frame.

Product Prices and Terms of Sale

    The current prices for our MEG/MSI systems range from approximately $1.0-$2.5 million, depending upon system configuration. Standard terms of sale provide for payments of 30-40% of the purchase price upon placement of the order, 40-50% upon shipment and the remaining 20% when installation is completed and final acceptance is obtained from the customer. For European customers who receive their funding from governmental agencies, we are generally required to provide a bank guarantee for the amount of the deposit. That guarantee is usually released upon shipment and/or acceptance by the customer. The time between placement of an order and installation typically ranges between six and twelve months. We also enter into special collaboration and sale arrangements with certain medical centers to promote clinical applications development. These standard terms of sale may change to accommodate customer requirements.

Installation, Service and Training

    In the medical device market the ability to provide comprehensive and timely service is a key competitive advantage and is important for establishing customer confidence. Installation and service for the Company's products in the U.S. and Europe is provided from its San Diego, California headquarters and from the Company's branch office in Aachen, Germany, both of which maintain customer service departments capable of performing sophisticated systems installation and equipment maintenance. Elekta has its own service capabilities in Japan to service MEG/MSI systems sold in their distribution areas, and BMTI has its own service capabilities in China to service MEG/MSI systems sold in its distribution areas.

    Installation and a service agreement for the first year are included as part of the standard terms of sale in the U.S. and Europe. Thereafter, service and maintenance are available on a time and materials basis or pursuant to a yearly service agreement for an annual fee.

    Initial customer training in the operation of our MEG/MSI systems is provided by our personnel at the customer's site and is included in the selling price of the system. Physician training in interpreting the clinical significance of MEG/MSI information is currently provided at our cooperating U.S. clinical sites.

Competition

    We operate in an industry characterized by rapid technological change. New products using other technologies or improvements to existing competing products may reduce the size of the potential markets for our products, and may render them obsolete or non-competitive. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than our products. Any such development could have a material adverse effect on our financial position and results of operations.

    Additionally, there continues to be significant price competition from our main competitors for the limited number of purchases of whole head systems worldwide. This aggressive competition has and may continue to affect profit margins on sales of our whole head system, the extent of which is not presently determinable.

    Companies we know that currently manufacture an integrated large-array MEG/MSI system are CTF Systems Inc., a Canadian company, Yokagawa Electric, a Japanese company, Shimadzu, a Japanese company and Daikin, a Japanese company. An MEG/MSI system produced by CTF Systems, Inc. has been cleared for sale as a clinical device in Japan by the JMHW. Yokagawa Electric has installed two systems in the U.S., one in Europe, and four in Japan. Shimadzu has installed one system in Japan and Daikin has installed one system in Japan. Our ability to compete successfully, particularly in the Japanese market, may be negatively affected by the emergence of Japanese based competitors providing similar equipment. To the best of our knowledge, of the 77 commercially produced MEG/MSI systems installed world wide, 57 have been produced by 4-D.

    Many of our current or potential future competitors have significantly greater financial, manufacturing, distribution and technical resources than our company. Our success will depend upon various factors, including our ability to continue its technological and market development leadership role, and the ability to raise necessary capital for further development and commercialization.

Backlog

    As of September 30, 2001, the aggregate amount of revenue backlog from firm orders for Company products and services was approximately $9,800,000, compared to approximately $10,800,000 as of September 30, 2000, of which we expect to fill approximately $7,500,000 before September 30, 2002. The revenue backlog is composed primarily of orders for two Vectorview systems, one Neuromag 122 system, two Magnes 3600 WH systems and deferred service revenues on systems accepted before September 30, 2001. The amount of cash yet to be generated from backlog at September 30, 2001 is approximately $2,500,000 compared to approximately $5,700,000 as of September 30, 2000. As sales of our systems typically involve transactions of $1 million or more, backlog is expected to fluctuate significantly from year to year depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

Research and Development

    The Company has recently funded its product research and development primarily through private sales of stock, and revenues from product sales. The Company spent $1,877,000, $3,052,000, and $3,729,000, in fiscal years 2001, 2000, and 1999 respectively. The continued reduction in expenditures represents the maturity of the current product offered. The Company has been able to shift its research and development focus from system development to support of applications development through incremental improvements in its hardware systems and improvements in its software systems to support both new research activities of its customers and increasing the efficiency of its software for clinical applications.

Manufacturing and Materials

    We engineer and manufacture the major component of our Magnes systems, other than the host computer and its peripherals, the MSR which houses the sensor, and the sensor position indicator hardware used to determine how the sensor is oriented to the body. We are also currently purchasing our Magnes SQUID amplifiers from an outside source. However, through our joint ownership of Magnesensors, Inc., we have the ability to provide for fabrication of its SQUID amplifier requirements should such a need arise.

    Our Vectorview systems are principally manufactured by third parties under purchase orders, and final assembly and testing takes place at our facility in Finland.

    Of the major components of the MEG/MSI systems not manufactured by the Company, the host computer and peripherals are widely available standard items. Other major purchased components are constructed in accordance with Company specifications that ensure compatibility with its MEG/MSI systems. Three European manufacturers currently supply the MSRs for MEG/MSI systems sold in the U.S., Europe and China. A separate Japanese supplier provides MSRs for the Japanese market. The Company believes it has adequate alternate sources of supply for this major system component from these sources.

    Certain product engineering designs are performed by the manufacturer, as are certain software and hardware components. We believe our use of outside designers is appropriate for the proven and mature state of the current systems, and has reduced the need for extensive in-house products engineering efforts. To date, the use of outside designers has not limited our ability to produce competitive systems.

    We believe our current manufacturing and testing capacity in the U.S. and Finland is sufficient to satisfy present demand. In order to achieve our long-term objectives, however, the Company will be required to expand production capabilities, mainly through additional manufacturing personnel and by potentially subcontracting assembly of additional system components. We believe that our control over the development and manufacture of its MEG/MSI systems will enable us to modify our devices to address specific needs of anticipated clinical applications without significant dependence upon outside suppliers, manufacturers or providers of technology.

Governmental Regulation; Regulatory Approvals

    The Company is subject to various regulations of the FDA and California Health Services. In particular, the FDA and California Health Services have promulgated regulations to which the Company must adhere, including, but not limited to, minimum manufacturing standards, product operating effectiveness and functional safety of our diagnostic products. The FDA regulates marketing of medical devices, requiring pre-market clearance or pre-market approval based upon review of information submitted by the Company relating to intended product use, labeling, safety and efficacy. The pre-market clearance or approval processes are based upon risk class and degree of equivalence to devices already marketed that are proven to be safe and effective.

    Our continued compliance with applicable governmental regulations are assessed by internal audits and by audits of manufacturing operations and procedures conducted by the FDA and California Health Services. These agencies have the authority, among other rights, to limit or stop product shipments and require product recall should a failure to comply with regulations be observed. The Company has registered with the FDA and California Health Services as a medical device manufacturer. California Health Services has completed an inspection of our facilities and manufacturing processes and has issued the Company a license that permits it to manufacture, sell and ship the Magnes systems as medical devices for diagnostic purposes. The FDA conducted an audit of the Company for compliance with federal current Good Manufacturing Practices, or cGMP, regulation requirements in July 1996. We have updated our internal quality systems to be compliant with the current Quality System Regulations, or QSRs, of the FDA. Based on internal audits we believe we are in full compliance with the FDA QSRs. In addition, our San Diego operation, which manufactures the Magnes product line, has been certified as compliant with ISO 9001, an internationally recognized quality system that is compatible with the FDA QSR's and will aid in our ability to ship systems worldwide, especially to the European Union. We are pursuing compliance with ISO 9001 for our Finnish operations, where the Neuromag and Vectorview product lines are manufactured. We believe we will obtain compliance during FY 2002. Should we fail to achieve compliance, we would be able to continue our current operations without ISO 9001 compliance.

    In order to export its products, the Company must comply with U.S. export control regulations, which restrict the export of devices containing certain of our technology to certain foreign nations. Although the export control regulations have not prohibited us from exporting our MEG/MSI systems to foreign nations, there can be no assurance that we will continue to be able to obtain the necessary export licenses in the future. We are currently allowed to export the Magnes systems to many foreign countries, including all Western European countries and Japan, under a general license that requires no additional approval prior to shipment.

    Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices are subject to general controls, including Quality System Regulations (QSR, formally known as Good Manufacturing Practice), and examples of such devices are tongue depressors and hot water bottles. Class II devices are subject to general performance standards not yet established by regulation. General controls of Class I devices presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Examples of Class II devices are the ECG and EEG instruments. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Safety and efficacy must be demonstrated and supported by clinical data submitted to the FDA for "pre-market approval". Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a Section 510(k) pre-market notification, and subsequent FDA clearance to market. The Magnes I and Magnes II systems have been determined under the 510(k) process to be substantially equivalent to our prior Model 607 Neuromagnetometer and to EEG. The Magnes 2500 WH system has been found to be substantially equivalent to the Magnes II system. The Magnes 3600 WH system has been found to be substantially equivalent to the Magnes 2500 WH. The Neuromag 122 was found to be substantially equivalent to the Magnes I, and the Vectorview system was found to be substantially equivalent to the Neuromag 122. The Company's MEG/MSI systems are classified as Class II devices, and therefore are subject to the general controls of Class I devices and to performance standards that have not yet been defined for Class II devices.

    While Western Europe and Japan have regulatory agencies that are somewhat similar to the FDA, each country's regulatory requirements for product acceptance are unique and will require the expenditure of substantial time, money and effort to obtain and maintain regulatory acceptance for marketing for clinical use. There can be no assurance that we will be able to obtain and maintain such approvals. The Magnes I system, Magnes II system, Magnes 2500 WH, Neuromag 122 and Neuromag System 204 systems have all received JMHW approval.

Patents, Know How and Proprietary Rights

    The Company relies on proprietary technology and seeks to maintain confidentiality of its trade secrets, un-patented proprietary know how and other proprietary information, and seeks to obtain patent protection when appropriate. As of September 30, 2001, the Company held forty-four patents in the U.S. of which twenty-six pertain to the Company's current whole head system product line. Sixteen of the forty-four patents had counterpart patents issued in certain member countries of the European Patent Organization, in Canada and in Japan. These patents will expire at the earlier of 17 years after the issue date or twenty years after the priority date of record; these dates of expiration vary over the range from 2007 to 2019. As of September 30, 2001 the Company had filed 1 U.S. patent application. The Company has also filed 8 applications with the European Patent Organization for patent protection in Western Europe, 5 applications in Japan, and 4 applications in Canada. The Company anticipates that patents, if issued, will be issued (i) within 2 to 20 months, with respect to the pending patent applications in the U.S. and (ii) within 3 years, with respect to the pending patent applications in Western Europe. The Company has reserved its priority with respect to receiving patents on its applications in Japan, and is either currently pursuing or may pursue those applications in the future.

    The Company's patents protect several fundamental aspects of the technology used in its products. Patents have been issued with respect to superconducting devices, ultra-low-noise electronics circuits, biomagnetometer design, biomagnetic signal processing, magnetic shielding techniques, noise suppression methodologies, cryogenic apparatus construction techniques, and system design concepts. Patent applications have been filed with respect to a new process for fabrication of electronic devices using high-temperature superconducting materials, superconducting device designs, magnetic shielding technology, cryogenic refrigeration, ultra-low-noise electronic circuits, patient handling equipment and biomagnetic signal processing and data analysis. The Company currently is considering additional patent applications covering inventions already made in these and related fields of technology. Rights to certain of the Company's patents associated with the application of so-called high temperature superconductors have been assigned to Magnesensors, Inc., partially owned by us, Quantum Magnetics and certain of our officers. Our President and Chief Executive Officer, D. Scott Buchanan, is also a member of the board of directors of Magnesensors.

    Magnes® and Biomagnetic Technologies® with the logo are registered trademarks of the Company by registration with the State of California and by registration with the U.S. Patent and Trademark Office. Biomagnetic Technologies® and Magnetic Source Imaging® are registered trademarks in the State of California. Neuromag® and Vectorview® are registered trademarks of the Company by registration with the Finnish National Board of Patents and Registration. The Company has applied for trademark registration with the U.S. Patent and Trademark Office for the following marks: 4-D Neuroimaging, with and without the logo, and Vectorview.

    We have pioneered the development of technologies associated with MEG/MSI. Several core technologies that have been developed by and represent proprietary know how to the Company include superconducting magnetic field detectors, magnetic noise reduction, data analysis and clinically useful temporal and overlay displays. Many of these techniques and technologies are patented. As a result, we believe we have established an industry leadership position in MEG/MSI.

Human Resources

    As of December 3, 2001, we employed a total of 62 permanent full-time and part-time employees, 11 of whom hold Ph.D. degrees. There are 28 employees based at our facilities in San Diego, California, 10 in Aachen, Germany and 24 at our Helsinki, Finland based Neuromag subsidiary. None of our employees are covered by a collective bargaining agreement and we have experienced no work stoppages. We believe our relationships with our employees have been good.

Factors That May Affect Future Results

    This annual report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. Our results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties" as well as described in this annual report. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report and in other documents we file from time to time with the SEC.

Risks and Uncertainties

    We face the following risks associated with our business operations:

We are uncertain with respect to additional funding and may not be able to meet our future capital needs. As a result, there is substantial doubt about our ability to continue to operate as a going concern.

    We require additional capital to fund working capital and debt service on an ongoing basis. We restructured our loans in April 2001 and have a principal balance due to AIG Private Bank, Ltd.,

Zurich Switzerland, or AIG Bank, in July 2002 of $3,357,000 plus related interest. We will need to obtain additional financing to fund operations and repay the notes and interest. If we default under the AIG Bank loan, AIG Bank could exercise its rights in its security interests and take ownership of Neuromag Oy. We may not be able to arrange additional financing or restructure our debt on terms acceptable to us, if at all.

If we continue to incur operating losses and negative cash flows from operations, we may be unable to continue our operations.

    Our financial position reflects that we have been focused on research and development and a commercial MEG/MSI market has not developed, resulting in only low volume sales to medical research institutions. Our net losses in the last three years have been as follows:

  •
  $4,501,000 of losses in fiscal 2001,

  •
  $8,127,000 of losses in fiscal 2000, and

  •
  $7,464,000 of losses in fiscal 1999

    In the last three years, our negative cash flows from operations have been as follows:

  •
  $4,153,000 in fiscal 2001,

  •
  $5,217,000 in fiscal 2000, and

  •
  $8,602,000 in fiscal 1999

    At September 30, 2001, our accumulated deficit was $110,913,000, our shareholders' equity was $4,559,000 and we had negative working capital of $2,433,000. Our negative working capital at September 30, 2001 resulted primarily from a short-term loan from AIG Bank to fund continuing operations. We have developed certain programs in an effort to address our operational and liquidity problems and our ability to continue operations is dependent on maintaining adequate financing and bringing our cost structure more in line with expected revenues. If we are not successful in initiating and executing our plans, cash projected to be generated from operations alone may not be sufficient to meet our working capital and debt service requirements in fiscal 2002.

Our management and controlling shareholders, which together control a majority of our common stock, may control our operations and make decisions that you do not consider in your best interest.

    Our present directors, executive officers and principal shareholders and their affiliates beneficially own a majority of our outstanding common stock. As a result, if all or some of these shareholders were to act together, they would be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in our control that may be favored by other shareholders.

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

If we are unable to identify additional clinical applications for our MEG/MSI systems, there will be no commercially viable markets for our products.

    Currently, there are only a few established diagnostic uses for MEG/MSI systems known by the medical industry. A commercial market may never develop for multiple uses of our products. A continued lack of clinical applications and commercial market for our MEG/MSI systems will have a material adverse impact on our financial position, results of operations and cash flows.

Our vendors may not continue providing favorable credit terms.

    Due to our liquidity issues, we have extended vendor payments beyond normal credit terms. If our major vendors were to decline further credit or require cash on delivery payments, our financial position, results of operations and cash flows would be adversely impacted.

Integrating 4-D Neuroimaging and Neuromag Oy will be difficult.

    Our acquisition of Neuromag Oy in December 1999 brought together two previous international competitors. Risks common to such mergers include:

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

  •
  Increased currency risk exposure.

    Also, it is possible that despite a successful integration, future results of operations of the merged Company do not meet expectations, due to other risks discussed in this report or other documents filed with the SEC, and other factors.

If we are unable to develop additional products, our ability to commercialize our products will be adversely impacted.

    Our success may be limited by our dependence on our current line of MEG/MSI systems. We are currently dependent on sales of our MEG/MSI systems to basic research institutions that represent a market of limited size. Our current product line may not fully meet the needs of a commercial clinical market and we may be required to develop additional products directly suited to an emerging set of needs from this market. Our financial results may be materially adversely affected if our current line of MEG/MSI products does not fully meet the commercial applications that emerge, or we are not able to offer new products in a timely and cost effective manner.

If we fail to obtain an adequate level of reimbursement for MEG/MSI procedures by third party payors, sales will suffer.

    Our commercial success is also highly dependent on reimbursement for procedures using the MEG/MSI system. With the issuance of CPT codes by the AMA MEG/MSI has moved one step closer to having routine reimbursement. The level of reimbursement currently established is not sufficient to provide for an economically viable MEG/MSI installation. This assignment is currently under review but there can be no assurance that an adequate level of reimbursement for MEG/MSI will results from the review. See the full discussion of Reimbursement above. Without adequate reimbursement levels we will be more dependent on sales in the research market.

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

    We cannot predict what adverse effect, if any, future legislation or FDA regulations may have on the MEG/MSI market and our financial results. Medical industry cost containment trends may impose restrictions on sizeable third-party reimbursements for diagnostic procedures, limiting the market opportunity. Further, if federal government agencies or any state legislature enacts legislation or guidelines relating to our business or the health care industry that create additional business hurdles, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected.

A substantial portion of our revenues comes from international customers.

    A significant portion of our sales to date have been in foreign markets. Revenues from international sales represented 57% of our revenues of MEG/MSI systems for the year ended September 30, 2001 compared to 99% in fiscal 2000. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at September 30, 2001 and 2000 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. These risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

Our success is dependent upon our ability to attract and retain qualified scientific and management personnel.

    The loss of services of any one of our executive management or key scientific personnel would delay our ability to execute our business plans and reduce our ability to successfully develop and commercialize products, maintain good customer relationships and compete in the marketplace. There can be no assurance that we will be able to hire, train or retain such qualified personnel.

    In addition, the loss of the services of Dr. Buchanan, who currently serves as our President, Chief Executive Officer and Principal Financial Officer, would have a material adverse effect on our prospects. Currently none of the executive officers of the Company have an employment agreement or contract with us; all are "at-will" and under no specified term arrangements.

If our products produce unreliable diagnostic information, it may result in a liability, which would adversely impact our financial condition.

    Although our products are noninvasive and diagnostic in nature, treatment courses based on the information generated by our instruments may be unreliable or result in adverse effects. This possibility exposes us to the risk of product liability claims. While we carry product liability insurance, there is no assurance that such insurance will be adequate, will be available in the future at a level and cost that is appropriate, or available at all, or that a product liability claim would not adversely affect our business prospects, financial position, results of operations and cash flows.

Our stock price is highly volatile and subject to swings based on sales and other market conditions.

    The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, our relatively low trading volume increases the likelihood and severity of volume fluctuations, which likely will result in a corresponding increase in the volatility of our common stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, developments in the Company's relationships with collaborative partners, general market conditions and the timing of decisions by our existing shareholders to sell large positions of our common stock may have a significant effect on the market price of the Company's common stock. Fluctuations in financial performance from period to period, or acceleration of any of our debt by our lenders, also may have a significant impact on the market price of the common stock.

ITEM 2.  PROPERTIES.

    Our executive offices and manufacturing facilities are located in a 55,000 square foot facility at 9727 Pacific Heights Boulevard, San Diego, California. All U.S. operations are conducted from this facility, which was first occupied in December 1989. We lease this facility pursuant to a five-year lease agreement, which expires in February 2003. The average monthly lease payment over the term of the lease is approximately $62,000. We sublease approximately 9,950 square feet of this facility to three companies, for a net monthly rent of approximately $14,100. During August 2001, we extended a third-party sublease, for approximately $9,300 per month, expiring in February 2002. Our sublease with Magnesensors, for approximately $4,000 per month, is on a month to month basis. Our sublease with RP Machining, for approximately $800 per month, is on a month to month basis.

    The branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement expiring in December 2002. Monthly lease payments are approximately $2,000. Sales and service for the European operations are conducted from the German facility.

    The Finland based operation leases approximately 12,750 square feet at Elimaenkatu 22-24, Helsinki, Finland, under a sublease agreement. Monthly lease payments are approximately $17,000. The current agreement runs to the end of 2005. The Finland facility lease is cancelable on twenty-four months notice, but lease expiration can be no earlier than December 31, 2003.

ITEM 3.  LEGAL PROCEEDINGS.

    Neither the Company, nor its German or Finnish subsidiaries, are involved in any litigation which is expected to have a material adverse effect on our business, consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

    Our stock is currently trading on the Nasdaq Over the Counter Bulletin Board, or OTCBB, under the symbol "FDNX.OB". The following table sets forth the range of high and low closing sales prices by quarter for our stock as reported by the OTCBB. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

Fiscal Year 2001	High	Low
1st Quarter	$0.50	$0.09
2nd Quarter	$0.30	$0.09
3rd Quarter	$0.22	$0.08
4th Quarter	$0.21	$0.08
Fiscal Year 2000	High	Low
1st Quarter	$0.80	$0.11
2nd Quarter	$1.28	$0.59
3rd Quarter	$0.91	$0.38
4th Quarter	$0.56	$0.25

    As of December 3, 2001, there were approximately 275 holders of record of our common stock. The reported closing price for our common stock on the OTCBB on December 3, 2001 was $0.11 per share.

    We have never declared or paid dividends on our common stock. We do not anticipate declaring any dividends on our common stock in the foreseeable future and intends to retain future earnings, if any, for the development of its business. There are no contractual obligations, preferences or restrictions related to the declaration or distribution of dividends.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected financial data set forth below with respect to our consolidated statements of operations for each of the three years in the period ended September 30, 2001 and with respect to the consolidated balance sheets at September 30, 2001 and 2000, are derived from the audited consolidated financial statements which are included in Part II, Item 8 of this report. The statement of operations data for the years ended September 30, 1998 and 1997 and the balance sheet data at September 30, 1999, 1998 and 1997 are derived from audited consolidated financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document. Dollars are stated in thousands, except per-share amounts.

	Years Ended September 30,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Revenues	$10,264	$8,391	$3,254	$2,839	$10,592
Operating loss	$(4,266)	$(7,363)	$(7,532)	$(4,898)	$(3,318)
Net loss	$(4,501)	$(8,127)	$(7,464)	$(4,968)	$(5,242)
Basic and diluted net loss per share	$(.04)	$(.10)	$(.09)	$(.09)	$(.11)
Shares used in computing basic and diluted net loss per share	110,883	84,274	83,367	56,430	45,790
Balance Sheet Data:
Working capital (deficiency)	$(2,433)	$(14,186)	$3,273	$11,139	$(2,284)
Total assets	21,824	22,184	8,870	17,343	6,002
Notes payable—current	3,357	13,155	—	—	975
Long term obligations	2,763	1,664	359	216	219
Shareholders' equity (deficit)	$4,559	$(3,720)	$4,106	$11,569	$(1,286)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the consolidated financial statements and notes contained in Part II, Item 8 of this report. See "Risks and Uncertainties" regarding factors known to us that could cause reported financial information not to be necessarily indicative of future results.

Overview

    4-D Neuroimaging is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems to medical institutions. The MEG/MSI systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders.

    The measurement of the body's magnetic fields by MEG/MSI provides information about the normal and abnormal functioning of the brain, heart and other organs. We are focusing on the use of our technology for potential commercial market applications such as the diagnosis and planning for surgical treatment of epilepsy, and the functional mapping of areas of the brain at risk during surgery for tumors and other lesions. We continue to investigate the potential applications of our technology for problems of the heart, spine, and other organs, as well as for neuro-psychiatric disorders of the brain such as schizophrenia and closed-head trauma, and problems of the gastrointestinal system.

    As of December 2001, fifty-seven (57) MEG/MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MEG/MSI examinations have been performed on patients and control subjects at our application development sites. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers. Since the first reimbursement for MEG/MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MEG/MSI procedures performed with our MEG/MSI systems

    Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of

September 30, 2001, we had shipped fourteen Magnes 2500 WH systems and received twelve final acceptances from customers. In fiscal 2000, we completed the development of our next generation system, the Magnes 3600 WH that provides additional capabilities for the research market, and have shipped our first system to a customer. There are currently 2 Magnes 1300 Cs in the field primarily being used to look at organs in the body other than the brain.

    In December 1999, we acquired all of the issued and outstanding capital stock, or Shares, of Neuromag Oy pursuant to the terms of a share purchase agreement, by and between Marconi Medical Systems, Inc., or Marconi, and 4-D. Under the terms of the share purchase agreement, we paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties to Marconi under an ancillary royalty agreement over the next 8 years and additional consideration dependent upon the occurrence of certain future events. The acquisition was funded by a loan from AIG Bank.

    Similar to us, Neuromag Oy is engaged in the research, development and manufacturing of MEG/MSI systems. Neuromag Oy is located in Helsinki, Finland. We operate Neuromag Oy as a subsidiary. Neuromag Oy developed and sold its first MEG/MSI system, the Neuromag 122 in 1994. Neuromag then introduced its next generation product, the Vectorview, in 1997. Both are whole head systems, designed to evaluate brain function.

    The current price of our MEG/MSI systems generally range from approximately $1.0 to $2.5 million, depending upon system configuration. Major portions of our sales have been in foreign markets. We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurances that currency fluctuations will not reduce the dollar return to the Company on such sales if made in the future. Although at September 30, 2001 and 2000, we did not have any open forward exchange contracts we may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

    Since concentrating on the development of its MEG/MSI systems, our corporate strategy and commitment of resources have focused on long-term product applications and continued product development. We substantially completed the development of our Magnes 2500 WH system in fiscal 1996 and decreased expenditures in fiscal 1998 and 1999 as part of our restructuring and focus on developing a market for sale of our Magnes 2500 WH system. In fiscal 1999, research and development expenditures increased due to development efforts to enhance the Magnes 2500 WH and efforts to substantially complete the development of the Magnes 3600 WH system, which were successful. In fiscal 2001 and 2000, we again decreased our expenditures in research and development due to both an increased focus on marketing and sales and our liquidity position.

    We believe that to date the relatively small number of proven medical applications for MEG/MSI systems, the lack of routine reimbursement for MEG/MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 2001. With the issuance of CPT codes for MEG the clinically acceptance of MEG/MSI system should begin to increase. It is not possible to reliably predict the timing and extent of future product sales due to the long sales cycles and the uncertainties in the rate of impact the CPT codes will have on the market. We do not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MEG/MSI system may still have a significant impact on our financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

Results of Operations

    The consolidated financial statements and notes thereto which appear in Part II, Item 8 should be read in conjunction with the following review:

Fiscal Years Ended September 30, 2001 and 2000

    Product revenues for fiscal 2001 totaled $9,245,000 as compared to $7,577,000 in fiscal 2000. Increased product revenues were primarily the result of individually configured systems representing increased system sales prices in fiscal 2001 as compared to systems accepted in fiscal 2000. Of the six systems accepted, two were MEG/MSI systems attributable to Neuromag Oy in fiscal 2001.

    Product costs totaled $5,919,000 in fiscal 2001 as compared to $6,462,000 in fiscal 2000, a decrease of approximately $543,000 from the prior year. Product costs as a percentage of product revenues amounted to 64% in fiscal 2001 as compared to 85% in fiscal 2000. This improvement was due to cost reduction efforts in the sourcing and manufacture of the systems, as well as cost adjustments for reserves established for warranty and inventory obsolescence at September 30, 2001.

    Service revenues for fiscal 2001 totaled $1,019,000 as compared to $814,000 in fiscal 2000. The increase of 25% in fiscal 2001 is attributable to the increase of installed systems and related service revenues and increased revenue sharing during the year. Service costs for fiscal 2001 totaled $592,000 as compared to $580,000 in fiscal 2000. This small increase in cost is due to the increase in service revenue in fiscal 2001.

    Research and development expenses totaled $1,876,000 in fiscal 2001 compared to $3,052,000 in fiscal 2000, a decrease of 39%. The decrease in research and development can be attributed to the completion of research for our present product lines, reduction in our engineering and technical work force consistent with our current marketing and sales requirements and our liquidity concerns. However, we continue to maintain our core capability in the research and development of company products.

    Marketing and sales expenses amounted to $1,988,000 in fiscal 2001 as compared to $1,967,000 in fiscal 2000. Expenditures remained relatively flat; however, we have begun to shift the focus from the research market to the clinical market, taking advantage of the issuance of CPT codes for MEG during 2001.

    General and administration expenses totaled $2,835,000 in fiscal 2001 as compared to $2,551,000 in fiscal 2000, an increase of 11%. This increase was primarily due to an increase in purchased services, consulting fees and patent and insurance amortization in fiscal 2001 as compared to fiscal 2000.

    Goodwill amortization was $1,319,000 in fiscal 2001 as compared to $1,141,000 in fiscal 2000. This increase was due primarily to a full year of goodwill amortization incurred in fiscal 2001 as compared to a partial year in fiscal 2000.

    Interest expense totaled $910,000 in fiscal 2001, as compared to $992,000 in fiscal 2000. This decrease was due primarily to the loan balances outstanding during fiscal 2000 to acquire Neuromag Oy and to fund continuing operations, described in "Liquidity and Capital Resources."

    Interest income totaled $59,000 in fiscal 2001, as compared to $89,000 in fiscal 2000. This decrease was due to the amount of cash and investments used to fund operating requirements given the continued net losses and negative operating cash flows of the Company.

    Other income in fiscal 2001 totaled $617,000 as compared to $323,000 in fiscal 2000. The increase in other income is primarily due to the reduction in liabilities related to the investment in Magnesensors. During the first quarter of fiscal 2001, we notified Magnesensors that we would no longer continue to provide a $200,000 guarantee of indebtedness due to the termination of our contractual obligations to do so and our liquidity concerns. We had been providing the guarantee, and under the equity method of accounting for our investment in Magnesensors, had previously recorded our proportionate share of Magnesensors' losses to the extent of our debt guarantee. The remainder of the increase was attributed to foreign currency translation gains, rental income and other miscellaneous income.

Fiscal Years Ended September 30, 2000 and 1999

    Product revenues for fiscal 2000 totaled $7,577,000 as compared to $2,677,000 in fiscal 1999. Increased product revenues were the result of recognizing seven final customer acceptances of systems as compared to three final customer acceptances of systems in fiscal 1999. The increase in customer acceptances of units is attributable to the acquisition of Neuromag Oy in fiscal 2000. Of the seven systems accepted, five were Neuromag and Vectorview systems accounting for revenues of approximately $5.2 million.

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

    Service and contract revenues for fiscal 2000 totaled $814,000 as compared to $577,000 in fiscal 1999. The increase of 41% is attributable to the sale of additional service contacts to our customers. Service and contract costs for fiscal 2000 totaled $580,000 as compared to $784,000 in fiscal 1999. This decrease in cost and increase in margin is due primarily to the results of service operations of Neuromag Oy.

    Research and development expenses totaled $3,052,000 in fiscal 2000 compared to $3,729,000 in fiscal 1999, a decrease of 18%. The decrease in research and development can be attributed to a reduction in the amount of expenses incurred to build product engineering testing equipment and development of the Magnes 3600 WH system as compared to fiscal 1999. Decreased expenditures are also a result of our liquidity position in fiscal 2000.

    Marketing and sales expenses amounted to $1,967,000 in fiscal 2000 as compared to $1,770,000 in fiscal 1999, an increase of 11%. This increase is primarily attributed to the increased marketing and sales costs expenses associated with the operation of an additional subsidiary.

    General and administration expenses totaled $2,551,000 in fiscal 2000, an increase of 24% from $2,063,000 in fiscal 1999. This increase is due to the acquisition of Neuromag Oy. Goodwill amortization increased from $1,141,000 in fiscal 2000 from $0 in 1999 due to the acquisition of Neuromag Oy.

    Interest expense totaled $992,000 in fiscal 2000, as compared to $11,000 in fiscal 1999. This increase was due primarily to the loans established during fiscal 2000 to acquire Neuromag Oy and to fund continuing operations, described below in "Liquidity and Capital Resources."

    Interest income totaled $89,000 in fiscal 2000, as compared to $330,000 in fiscal 1999. This decrease was due to the use of cash and investments to fund operating requirements given the continued net losses and negative operating cash flows of the Company.

    Other income in fiscal 2000 totaled $323,000 as compared to other expense of $113,000 in fiscal 1999. Other income in fiscal 2000 consisted primarily of $137,000 of translation gains for the German subsidiary, $95,000 in revenue sharing from a clinical collaboration agreement and $56,000 in grants provided to our Finland subsidiary.

    Loss on investment in Magnesensors was $57,000 in fiscal 2000 as compared to $137,000 in fiscal 1999. The decrease results from reducing the investment in Magnesensors to the extent that the Company is guaranteeing indebtedness of Magnesensors, rather than recognizing our entire proportionate share of Magnesensors' losses based on ownership percentage as in fiscal 1999.

Recently Issued Accounting Standards

    In June 2001, the Financial Accounting Standards Board issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt SFAS 142 in fiscal 2002. Management is assessing the impact of this statement. Goodwill amortization was approximately $1,319,000 in fiscal 2001 and approximately $1,141,000 in fiscal 2000.

Liquidity and Capital Resources

    We continue to experience serious liquidity issues and incurred net losses of $4,501,000, $8,127,000, and $7,464,000 in fiscal 2001, 2000 and 1999, respectively. We had negative cash flows from operations of $4,153,000, $5,217,000, and $8,602,000 in fiscal 2001, 2000 and 1999, respectively.

    On or about April 26, 2001, we issued 59,549,081 shares of common stock, representing approximately 41% of our outstanding voting securities, in a private placement transaction with specified investors in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The common stock was issued at a per-share price of $0.21, in exchange for cancellations of indebtedness in the aggregate amount of $10,505,307 and cash in the aggregate sum of $2,000,000.

    The $10,505,307 in cancellations of indebtedness consisted of a partial cancellation of indebtedness in the amount of $8,951,000 by AIG Bank according to a letter agreement dated on or about April 25, 2001, between AIG Bank and 4-D, full cancellations of indebtedness in the amounts of $872,867 and $224,875 by Swisspartners Investment Network Ltd., or Swisspartners, a full cancellation of indebtedness in the amount of $224,875 by MATRUST, S.L., a full cancellation of indebtedness by International Sequoia Investments Limited, or Sequoia, in the amount of $224,875, and a full cancellation of indebtedness in the amount of $6,815 from Amaldos, S.A. The full cancellations of indebtedness entered into between 4-D and each of Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners represent the portion of the debt assigned to each such entity by BDN, a Spanish company owned by three members of our board of directors, Martin Egli, Enrique Maso and Martin Velasco, upon its reduction of capital. Mr. Egli is also a member of the board of directors of AIG Bank and is a managing partner of Swisspartners. Dr. Maso is a majority shareholder in MATRUST, S.L. Mr. Velasco is a major investor in Sequoia.

    The remainder of the AIG Bank loan was restructured. As restructured, the loan in the principal amount of $3,357,000 from AIG Bank matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG Bank loan is secured by a pledge and assignment by Scaloway, a guarantee in the amount of $2,200,000 by Bank Julius Baer & Co. AG and all of the issued and outstanding shares of

Neuromag Oy, our wholly-owned subsidiary. If we default under the AIG Bank loan, then AIG Bank has the right to exercise its security interests and take ownership of Neuromag Oy. In connection with the private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of our common stock issued to AIG Bank. Scaloway has sole voting and dispositive power over these shares. Mr. Velasco, a member of our board of directors, is the beneficial owner of Scaloway.

    Swisspartners, one of our principal shareholders, invested $2 million in cash into 4-D through its purchase of additional common stock. In connection with the purchase by Swisspartners, our board of directors approved an increase in the current size of our board of directors from eight to nine to appoint Mr. Hans-Ueli Rihs to serve as a member of the board of directors effective May 2001. Mr. Hans-Ueli Rihs is also a member of the board of directors of Swisspartners. The $2 million was used for general corporate purposes and to begin to focus our marketing efforts and leveraging the issuance of CPT codes for MEG.

    Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $481,000 USD at September 30, 2001, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

    The report of our independent public accountants on our financial statements included in the Form 10-K for the year ended September 30, 2001 contained a modification related to our ability to continue as a going concern. In addition, the reader is encouraged to refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operation" under Item 7 of Part I of this report for additional risks or other considerations.

    Cash and cash equivalents and short-term investments decreased to $178,000 at September 30, 2001 as compared to $1,083,000 at September 30, 2000. At September 30, 2001, we had an accumulated deficit of $110,913,000, shareholder equity of $4,559,000 and a working capital deficiency of $2,433,000. The decline in cash and cash equivalents and investments in fiscal 2001 resulted primarily from continued losses and negative cash flows from operations. Our positive shareholders' equity resulted primarily from the issuance of common stock in exchange for cancellation of indebtedness, the restructured AIG Bank loan and the reclassification of long term customer deposits. Additionally, the working capital deficiency at September 30, 2000 and 2001 is a result of short term financing for the acquisition of Neuromag Oy and amounts borrowed for working capital requirements.

    Capital equipment expenditures totaled $191,000 in fiscal 2001, $336,000 in fiscal 2000 and $838,000 in fiscal 1999. The decrease in fiscal 2001 can be attributed principally to a decrease in purchases during the year.

    Based on our current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of additional MEG/MSI systems, we expect to have sufficient cash to continue operations through at least January 2002. We are currently in negotiations to obtain addition equity investments. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. There can be no assurance that these sources of capital will continue to be available, or that existing debt can be renegotiated on terms acceptable to the Company, if at all.

    The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed above and as shown in the accompanying consolidated financial statements, we have operating and liquidity concerns that raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to successfully improve our operating results and further restructure our indebtedness or that our liquidity and capital resources will be sufficient to maintain our normal operation. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Revenues denominated in foreign currencies, primarily the Finnish Markka, as a percentage of total revenues, were 43% in fiscal 2001. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. We believe that a hypothetical 10% change in foreign currency exchange rates would not have a material adverse effect on our financial position and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See our discussion under "Risks and Uncertainties—A substantial portion of our revenues comes from international customers" under Part I, Item 1 above.

    Our consolidated financial statements as of September 30, 2001 and 2000, and for each of the three years in the period ended September 30, 2001 and the reports of independent auditors are included in this report as listed in the index on page 30 of this report (Item 14 (a)).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information required for this item with respect to directors and executive officers is set forth in the sections entitled "Election of Directors", "Security Ownership of Management-Business Experience of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and Notice of Annual Meeting of Shareholders to be filed with the Commission within 120 days after the Company's fiscal year end (the "Proxy Statement") and delivered to shareholders in connection with the 2001 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements

    (2)
    Financial Statement Schedule

      Schedule II—Consolidated Valuation and Qualifying Accounts

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3)
    Exhibits

      The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

  (b)
  Reports on Form 8-K during the fourth quarter:

    None.

  (c)
  Exhibits

    The following documents are exhibits to this Form 10-K:

Exhibit No.		Description of Document
3.1	(1)	Fifth Amended and Restated Articles of Incorporation.
3.2	(2)	Restated Bylaws.
3.3	(9)	Certificate of Amendment of Fourth Restated Articles of Incorporation (numbered originally as 10.73)
10.1	(5)	Loan Agreement dated June 28, 2000 between 4-D Neuroimaging and BDN, a company based in Spain.
10.2	(5)	Loan Agreement dated June 28, 2000 between 4-D Neuroimaging and BDN, a company based in Spain.
10.3	(12)	The Company's 1997 Stock Option Plan, as amended.
10.6	(4)	The Company's 1987 Stock Option Plan, as amended.
10.7	(4)	Form of Incentive Stock Option and related exercise documents.

10.8	(14)	Letter Agreement dated on or about April 25, 2001 between 4-D and AIG Private Bank, Ltd. (Exhibit 99.2).
10.9	(14)	Amendment to Loan Agreement dated on or about April 26, 2001 between 4-D and AIG Private Bank, Ltd. (Exhibit 99.3).
10.10	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd. (Exhibit 99.4).
10.11	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd. (Exhibit 99.5).
10.12	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and MATRUST, S.L. (Exhibit 99.6).
10.13	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and International Sequoia Investments Limited (Exhibit 99.7).
10.14	(15)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Amaldos, S.A. (Exhibit 99.8).
10.15	(14)	Form of Common Stock Purchase Agreement (Exhibit 99.1).
10.49	(7)	Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan.
10.58	(6)	Real Estate Lease, dated April 3, 1989, between the Company and Cornerstone Income Properties, plus First and Second Amendments to the Real Estate Lease.
10.64	(8)	Form of Purchase Option Agreement, as amended.
10.68	(6)	Letter Agreement between the Company and Dassesta International S.A. regarding the purchase of 25,000,000 Shares of Common Stock of the Company.
10.71	(10)	Offshore Subscription Agreement between the Company and Dassesta International S.A. (Numbered originally as Exhibit 2.1).
10.76	(11)	Form of Offshore Stock Subscription Agreements For August 1998 Sale of Company Common Stock.
10.77	(11)	Joint Venture Agreement with Magnesensors.
10.78	(13)	Real estate lease dated March 3, 2000 between Neuromag Oy and Instrumentarium and an English language summary of such lease.
10.79		Consultancy Agreement between Felipe Fernandez Atela and 4-D Neuroimaging dated April 2, 2001.
21	(13)	Subsidiaries of the Company
23.1		Consent of Arthur Andersen LLP.
23.2		Consent of Swenson Advisors, LLP.
24		Certified Power of Attorney

(1)
This exhibit was previously filed as part of, and is hereby incorporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the SEC on May 15, 2000.

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

(5)
This exhibit was previously filed as part of, and is hereby incorporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the SEC on July 15, 2000.

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

(12)
These exhibits were previously filed as part of, and are hereby incorporated by reference to, Exhibit 99.1 to the Form S-8, Registration Statement No. 333-96267 filed February 7, 2000.

(13)
These exhibits were previously filed as part of, and are hereby incorporated by reference, to the same numbered exhibits (except as otherwise indicated) in Fiscal 2000 Form 10-K.

(14)
These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in our current report on Form 8-K filed on or about May 11, 2001, as subsequently amended.

(15)
These exhibits were previously filed as part of, and are hereby incorporated by reference to, the same numbered exhibits (except as otherwise indicated) in our current report on Form 8-K/A filed on or about June 20, 2001, as subsequently amended.

Supplemental Information

    Proxy materials have not been sent to shareholders as of the date of this report. The Proxy materials will be furnished to our shareholders subsequent to the filing of this report and we will furnish such material to the SEC at that time.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

4-D NEUROIMAGING
By	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer	December 21, 2001 Date

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer, Director	December 21, 2001 Date
By	* Felipe Fernandez-Atela, Chairman of the Board, Director	December 21, 2001 Date
By	* Antti Ahonen, Director	December 21, 2001 Date
By	* Benjamin Chasco, Director	December 21, 2001 Date
By	* Martin P. Egli, Director	December 21, 2001 Date
By	* Galleon Graetz, Director	December 21, 2001 Date
By	- Enrique Maso, Director	December 21, 2001 Date
By	* Han-Ueli Rihs, Director	December 21, 2001 Date
By	* Martin Velasco, Director	December 21, 2001 Date
*By	/s/ D. SCOTT BUCHANAN D. Scott Buchanan (Attorney-in-Fact)	December 21, 2001 Date

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
4-D Neuroimaging

    We have audited the accompanying consolidated balance sheet of 4-D Neuroimaging (a California corporation), and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended September 30, 2001. Our audit also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4-D Neuroimaging and subsidiaries as of September 30, 2001, and the results of its operations and its cash flows for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has historically reported significant net losses and negative working capital and serious liquidity concerns. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company may not be able to acquire adequate funding for its continued operations. The financial statements do not include any adjustments as to the recoverability and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

    The consolidated financial statements of 4-D Neuroimaging as of September 30, 2000 and 1999 were audited by other auditors whose report dated January 10, 2001, and included in this Form 10-K, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

                      /s/ SWENSON ADVISORS, LLP

San Diego, California
November 23, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 4-D Neuroimaging:

    We have audited the accompanying consolidated balance sheets of 4-D Neuroimaging (a California Corporation) and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 4-D Neuroimaging and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the years ended September 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has historically reported significant net losses and negative cash flows from operations and has serious liquidity concerns. As of September 30, 2000, the Company has a working capital deficiency of $14,186,000 and a shareholders' deficit of $3,720,000. Further, on December 29, 2000, the Company did not make payment at maturity of a note payable to a bank of $11.9 million, including accrued interest. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the accompanying financial statements. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. Information in the schedule as of September 30, 2000 and 1999 and for the years ended September 30, 2000 and 1999 has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                      /s/ARTHUR ANDERSEN LLP

San Diego, California
January 10, 2001

PART 1—FINANCIAL INFORMATION

Item 1.  Financial Statements

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS

	September 30,
	2001	2000
ASSETS
Cash and cash equivalents	$178,339	$1,083,468
Restricted cash	545,654	312,500
Accounts receivable, less allowance for doubtful accounts of $210,000 in 2001 and $210,420 in 2000	3,135,596	1,245,864
Inventories	7,310,735	6,345,107
Prepaid expenses and other current assets	898,465	1,067,918

Total current assets	12,068,789	10,054,857
Property and equipment, net	728,128	972,592
Goodwill, net	8,177,399	9,696,187
Restricted cash	—	312,500
Deferred income taxes	588,175	586,273
Other assets	261,464	562,063

TOTAL ASSETS	$21,823,955	$22,184,472

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Notes payable	$3,357,026	$13,154,930
Accounts payable	2,357,073	3,797,665
Accrued liabilities	1,238,863	1,452,079
Accrued salaries and employee benefits	558,441	594,814
Customer deposits	6,459,485	4,641,079
Deferred revenues	203,650	297,126
Current portion of royalty obligation	312,000	287,000
Current portion of capital lease obligations	15,688	15,688

Total current liabilities	14,502,226	24,240,381
Note payable	481,344	—
Royalty obligation, net of current portion	1,122,228	1,488,000
Customer deposits	1,107,518	—
Deferred revenues	34,662	134,387
Capital lease obligations, net of current portion	17,182	41,644

Total liabilities	17,265,160	25,904,412

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock—no par value; 200,000,000 shares authorized; 145,018,629 and 84,975,008 are issued and outstanding in 2001 and 2000, respectively	112,699,555	100,102,653
Additional paid-in capital	3,007,500	3,007,500
Accumulated deficit	(110,913,477)	(106,412,794)
Accumulated other comprehensive loss	(234,783)	(417,299)

Total shareholders' equity (deficit)	4,558,795	(3,719,940)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$21,823,955	$22,184,472

See Notes to Consolidated Financial Statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2001	2000	1999
REVENUES
Product sales	$9,245,305	$7,576,834	$2,676,786
Product services	1,018,733	813,691	576,828

	10,264,038	8,390,525	3,253,614

COST OF REVENUES
Product	5,919,247	6,462,489	2,439,938
Product services	592,060	579,643	783,830

	6,511,307	7,042,132	3,223,768

GROSS MARGIN	3,752,731	1,348,393	29,846

OPERATING EXPENSES
Research and development	1,876,809	3,052,296	3,728,609
Marketing and sales	1,988,335	1,966,960	1,769,997
General and administration	2,834,562	2,551,433	2,063,119
Goodwill amortization	1,318,788	1,141,000	—

	8,018,494	8,711,689	7,561,725

OPERATING LOSS	(4,265,763)	(7,363,296)	(7,531,879)
Interest expense	(910,054)	(992,205)	(10,579)
Interest income	58,720	88,594	330,340
Other income (expense), net	617,214	323,057	(113,431)
Loss on investment in Magnesensors	—	(57,027)	(137,257)

LOSS BEFORE PROVISION FOR INCOME TAXES	(4,499,883)	(8,000,877)	(7,462,806)
Provision for income taxes	800	125,800	800

NET LOSS	$(4,500,683)	$(8,126,677)	$(7,463,606)

BASIC AND DILUTED NET LOSS PER SHARE	$(.04)	$(.10)	$(.09)

Weighted average number of common shares outstanding	110,883,205	84,274,108	83,367,112

See Notes to Consolidated Financial Statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE, SEPTEMBER 30, 1998	83,367,112	$99,391,882	$3,000,000	$(90,822,511)	$—	$11,569,371
Net loss	—	—	—	(7,463,606)	—	(7,463,606)

BALANCE, SEPTEMBER 30, 1999	83,367,112	99,391,882	3,000,000	(98,286,117)	—	4,105,765
Exercise of stock options	1,200,155	548,487	—	—	—	548,487
Sale of stock under ESPP	315,317	106,830	—	—	—	106,830
Exercise of warrants	92,424	55,454	—	—	—	55,454
Compensation expense incurred in connection with issuance of options for service	—	—	7,500	—	—	7,500
Net loss	—	—	—	(8,126,677)	—	(8,126,677)
Translation adjustments	—	—	—	—	(417,299)	(417,299)

Comprehensive loss						(8,543,976)

BALANCE, SEPTEMBER 30, 2000	84,975,008	100,102,653	3,007,500	(106,412,794)	(417,299)	(3,719,940)
Exercise of stock options	216,949	68,000	—	—	—	68,000
Sale of stock under ESPP	277,591	23,595	—	—	—	23,595
Conversion of notes payable in exchange for indebtedness including accrued interest and cash	59,549,081	12,505,307	—	—	—	12,505,307
Net loss	—	—	—	(4,500,683)	—	(4,500,683)
Translation adjustments	—	—	—	—	182,516	182,516

Comprehensive loss						(4,318,167)

BALANCE, SEPTEMBER 30, 2001	145,018,629	$112,699,555	$3,007,500	$(110,913,477)	$(234,783)	$4,558,795

See Notes to Consolidated Financial Statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2001	2000	1999
OPERATING ACTIVITIES
Net loss	$(4,500,683)	$(8,126,677)	$(7,463,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash tax provision	—	125,000	—
Depreciation and amortization	1,753,927	1,460,590	271,640
Imputed interest on royalty obligation	89,911	75,000	—
Deferred income tax	(1,902)	—	—
Issuance of options as compensation for services	—	7,500	—
Changes in operating assets and liabilities, excluding effects of acquisition:
Restricted cash	79,346	(404,849)	104,197
Accounts receivable	(1,889,732)	(121,700)	566,997
Inventories	(965,628)	(811,339)	(992,009)
Prepaid expenses and other current assets	169,453	(596,111)	130,288
Payment of royalty obligation	(430,683)	—	—
Other assets	500,599	(345,539)	42
Accounts payable	(1,440,592)	1,163,838	531,163
Accrued liabilities	(88,180)	(8,170)	(277,729)
Accrued salaries and employee benefits	(36,373)	165,322	(30,990)
Customer deposits	2,925,924	2,393,979	(1,195,000)
Deferred revenue	(193,201)	(194,197)	(247,273)
Interest payable	(125,036)	—	—

Net cash used in operating activities	(4,152,850)	(5,217,353)	(8,602,280)

INVESTING ACTIVITIES
Loss on investment in Magnesensors	—	57,027	137,257
Change in short-term investments, net	—	2,745,776	7,387,724
Payments on capital leases	(24,462)	(16,469)	(20,352)
Payments for property and equipment	(190,675)	(335,617)	(743,649)
Acquisition of Neuromag Oy, net of cash acquired	—	(9,507,000)	—

Net cash (used in) provided by investing activities	(215,137)	(7,056,283)	6,760,980

FINANCING ACTIVITIES
Proceeds from issuance of common stock	12,596,902	710,771	—
Proceeds from notes payable	—	12,622,930	—
Repayment of notes payable	(9,316,560)	—	—

Net cash provided by financing activities	3,280,342	13,333,701	—

Effect of exchange rate changes	182,516	(417,299)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(905,129)	642,766	(1,841,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,083,468	440,702	2,282,002

CASH AND CASH EQUIVALENTS AT END OF YEAR	$178,339	$1,083,468	$440,702

See Notes to Consolidated Financial Statements

4-D Neuroimaging
Notes to Consolidated Financial Statements

Note 1.  Summary of Organization and Significant Accounting Policies

Organization

    4-D Neuroimaging was founded in 1970 as a California corporation and is engaged primarily in the business of developing, manufacturing and selling medical imaging systems to medical institutions. The magnetic source imaging, or MSI, systems the Company has developed measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders. The Company's operations are located in the United States, Germany and Finland.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company, Biomagnetic Technologies GmbH, a wholly owned foreign subsidiary located in Germany, and Neuromag Oy, a wholly owned foreign subsidiary located in Finland. All material intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

    The Company considers all unrestricted highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Restricted Cash

    On September 30, 2001 the Company had restricted cash of $545,654, which includes a letter of credit of $195,000 for two years of minimum royalties due Marconi Medical Systems, Inc. as required as a part of the agreement to purchase Neuromag Oy in December 1999 (See Note 4). Neuromag Oy has bank guarantees related to a system for approximately $280,000.

Credit Risk

    It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution that exceed the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal.

Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments. Notes payable approximate fair value due to the risk adjusted market rate of interest.

Accounts Receivable

    Accounts receivable consists primarily of amounts due under contractual sales agreements.

Inventories

    Inventories are carried at the lower of cost or market. Cost is determined on the first-in, first-out basis and includes material, labor and manufacturing overhead costs. Technological changes could result in excess or obsolete inventory. To minimize this risk, the Company evaluates inventory levels and expected usage on a periodic basis and records adjustments as required.

Property and Equipment

    Property and equipment is valued at cost. Depreciation is generally computed using the straight-line method over estimated useful lives of three to ten years. Improvements to leased properties are amortized over their estimated useful lives or lease periods whichever is shorter. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of related assets are capitalized. Depreciation expense was approximately $435,000 for the year ended September 30, 2001.

Goodwill

    Goodwill recognized in the acquisition of Neuromag Oy is being amortized on a straight-line basis over eight years (See Note 4). In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets". The Company plans to adopt SFAS No. 142 in fiscal year 2002, as of October 1, 2001. Goodwill amortization was approximately $1,319,000 and $1,141,000 for the years ended September 30, 2001 and 2000, respectively.

Long-Lived Assets

    The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset.

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

Revenue Recognition

    Standard terms for product sales generally provide for payment of 30%-40% of the contracted purchase price upon placement of the order, 40%-50% upon shipment, and the remaining balance is due upon final customer acceptance. The Company recognizes revenue at the time of customer acceptance. Service revenues, from a one-year service period following a sale, are deferred and recognized over the related service period.

    Product service and contract revenues are recognized as the services are performed.

Research and Development

    Research and development costs are expensed as incurred.

Software Development Costs

    Costs relating to the development of software, after technological feasibility is established, are required to be capitalized. The Company has expensed all software development costs as incurred as technological feasibility is not reached until product testing is complete, which generally coincides with product release.

Stock-Based Compensation Accounting

    The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and have provided pro forma disclosures as if the fair value based method prescribed by the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" had been utilized.

Net Loss per Share

    Basic and diluted net loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," based upon the weighted average number of common shares outstanding. Potentially dilutive securities, consisting of stock options, are anti-dilutive and are excluded from the computation of diluted net loss per share.

Foreign Currency Remeasurement and Translation

    The functional currency of the Company's German subsidiary is the U.S. dollar. The monetary assets and liabilities of the German subsidiary are remeasured into the U.S. dollar at the exchange rate in effect at the balance sheet date while nonmonetary items are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates for the period. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated operations. For the years ended September 30, 2001, 2000 and 1999, such gains and losses have not been significant.

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

Recent Authoritative Pronouncements

    In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," in which the SEC interprets existing accounting literature related to revenue recognition. The Company has adopted SAB No. 101, as amended. The Company's adoption of SAB No. 101 did not have a material impact on its consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations." This statement requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company plans to adopt SFAS No. 142, in fiscal year ending September 30, 2002. Management is assessing the impact of this statement.

    In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.

Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company plans to adopt SFAS No. 144, in fiscal year ending September 30, 2002. Management is assessing the impact of this statement.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

    Certain prior year balances have been reclassified to conform to the current year presentation.

Risks and Uncertainties

    The Company is dependent on continued financing from investors and obtaining new customers to sustain operations and other activities necessary to commercialize their products. In addition to current working capital, management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, such financing will be completed on commercially favorable terms, nor that development and other activities in connection with its products will be successful.

Note 2.  Liquidity and Going Concern

    These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred a loss of $4,501,000 for the year ended September 30, 2001, an accumulated deficit of $110,913,000 through the fiscal year ended September 30, 2001, and as of that date, current liabilities exceeded current assets by $2,433,000. These factors, among others, create substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their operations. Management's plans to acquire future funding include additional sales and seeking additional equity investments.

Note 3.  Debt

    On or about April 26, 2001, the Company issued 59,549,081 shares of its common stock representing approximately 41% of its outstanding voting securities in a private placement transaction with specified investors in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The common stock was issued at a per-share price of $0.21, in exchange for cancellations of indebtedness in the aggregate amount of $10,505,307 and cash in the aggregate sum of $2,000,000.

    The $10,505,307 in cancellations of indebtedness consisted of a partial cancellation of indebtedness in the amount of $8,951,000 by AIG Bank according to a letter agreement dated on or about April 25, 2001 between AIG Bank and 4-D, full cancellations of indebtedness in the amounts of $872,867 and $224,875 by Swisspartners, a full cancellation of indebtedness in the amount of $224,875 by MATRUST, S.L., a full cancellation of indebtedness by Sequoia, in the amount of $224,875, and a full cancellation of indebtedness in the amount of $6,815 from Amaldos, S.A. The full cancellations of indebtedness entered into between 4-D and each of Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners represent the portion of the debt assigned to each such entity by BDN, a Spanish company owned by three members of the Company's board of directors, Mr. Egli, Dr. Maso and Mr. Velasco, upon its reduction of capital. Mr. Egli is also a member of the board of directors of AIG Bank and is a managing partner of Swisspartners. Dr. Maso is a majority shareholder in MATRUST, S.L. Mr. Velasco is a major investor in Sequoia.

    The remainder of the AIG Bank loan was restructured. As restructured, the loan in the principal amount of $3,357,000 from AIG Bank matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG Bank loan is secured by a pledge and assignment by Scaloway, a guarantee in the amount of $2,200,000 by Bank Julius Baer & Co. AG and all of the issued and outstanding shares of Neuromag Oy, the Company's wholly-owned subsidiary. If the Company defaults under the AIG Bank loan, then AIG Bank has the right to exercise its security interests and take ownership of Neuromag Oy. In connection with the private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of the Company's common stock issued to AIG Bank. Scaloway has sole voting and dispositive power over these shares. Mr. Velasco, a member of the Company's board of directors, is the beneficial owner of Scaloway. As a result of its equity ownership AIG Bank is now considered to be a related party of the Company.

    Swisspartners, one of the Company's principal shareholders, invested $2 million in cash in April 2001 into the Company through its purchase of additional common stock. In connection with the purchase by Swisspartners, the Company's board of directors approved an increase in the current size of its board of directors from eight to nine to appoint Mr. Hans-Ueli Rihs to serve as a member of the board of directors effective May 2001. Mr. Hans-Ueli Rihs is also a member of the board of directors of Swisspartners.

    Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $481,000 USD at September 30, 2001, from TEKES at the Finnish state base interest rate minus 1%, 2001, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

Note 4.  Acquisition of Neuromag Oy

    The acquisition of Neuromag Oy in December 1999 has been accounted for under the purchase method of accounting. The Company paid $10 million in cash and agreed to pay an interest-free minimum royalty obligation of $312,500 per year for eight years (totaling $2.5 million) to Marconi Medical, Cleveland, Ohio. The minimum royalty obligation was recorded at acquisition at a net present value of $1.7 million using an imputed interest rate of approximately 10 percent. The fair value of net assets acquired was approximately $900,000. The purchase price in excess of the fair value of net assets acquired was recorded as goodwill totaling approximately $10.8 million. The operations of Neuromag Oy have been included in the accompanying consolidated financial statements from the date of acquisition.

Note 5.  Segment and Geographic Information

    The Company operates in one segment that includes developing, manufacturing and selling MSI products. The Company's operations can be divided into three markets: the basic research market, the clinical applications development market, and the commercial clinical market. Substantially all of the Company's revenues have been derived from, and substantially all its assets have been devoted to, the basic research market. The following table summarizes the Company's revenues and long lived assets, excluding intangible, deferred tax and prepaid assets:

	Years Ended September 30,
	2001	2000	1999
Revenues:
North America	$4,364,380	$79,098	$866,954
Europe	937,807	2,969,212	428,978
Asia	4,961,851	5,342,215	1,957,682

	$10,264,038	$8,390,525	$3,253,614

Long lived assets:
North America	$292,569	$790,921	$809,040
Europe	644,716	595,648	138,280

	$937,285	$1,386,569	$947,320

Note 6.  Concentrations of Risk

Customer Concentrations

    On average, the Company's MEG/MSI systems generally sell for approximately $1.0-$2.5 million, resulting in significant concentrations of revenues and accounts receivable. For the year ended September 30, 2001 six customers represented 22%, 18%, 16%, 11%, 10% and 10% of product revenues, respectively. For year ended September 30, 2000, six customers represented 21%, 16%, 16%, 13%, 12% and 11% of product revenues, respectively. For the year ended September 30, 1999, three customers represented 52%, 26% and 22% of product revenues, respectively.

Distributor and Vendor Concentrations

    In January 2000, the Company entered into an exclusive distributor agreement to market, sell, distribute and service its MEG/MSI products in certain regions of Asia, including Japan, for an initial period of three years.

    Certain components of the Company's Vectorview systems manufactured in Finland are obtained from sole source vendors.

Note 7.    Financial Statement Information

    Inventories consist of the following:

	2001	2000
Finished goods	$3,556,167	$475,000
Work-in-process	3,020,505	4,851,753
Raw materials	734,063	1,018,354

	$7,310,735	$6,345,107

    Net property and equipment consists of the following:

	2001	2000
Machinery and equipment	$4,239,557	$5,155,307
Office furniture and equipment	1,509,335	2,605,687
Leasehold improvements	1,485,127	1,334,546

	7,234,019	9,095,540
Less accumulated depreciation	(6,505,891)	(8,122,948)

	$728,128	$972,592

    Accrued liabilities consist of the following:

	2001	2000
Warranty allowance	$495,419	$350,000
Investment in Magnesensors	—	200,000
Accrued interest	162,964	322,747
Other	580,480	579,332

	$1,238,863	$1,452,079

    Supplemental disclosures of cash flow information:

    During the years ended September 30, 2001, 2000 and 1999, the Company paid approximately the following for:

	2001	2000	1999
Interest	$82,000	$669,000	$11,000
Income Taxes	$1,500	$800	$800

    During the year ended September 30, 1999, the Company purchased $94,153 of property and equipment under capital leases.

Note 8.  Investment in Magnesensors

    In June 1997, the Company entered into a collaboration with Quantum Magnetics, Inc. to form a new company called Magnesensors, Inc. Of the outstanding share capital of Magnesensors, Inc., the Company owns 38%, Quantum Magnetics owns 10%, certain officers of the Company own 28%, and management of Magnesensors, Inc. own 24%. The Company licensed certain technology, assigned certain patents and contributed cash and certain fixed assets in connection with the formation of Magnesensors. Magnesensors will continue the development of applications and products using high temperature superconductors. The Company accounts for its investment in Magnesensors under the equity method. As of September 30, 2000, the Company's equity investment in Magnesensors was reduced to a net liability of $200,000, equal to the amount of Magnesensors debt that the Company guaranteed. During the first quarter of fiscal 2001, the Company notified Magnesensors that it would no longer continue to provide a guarantee of indebtedness; accordingly, the Company adjusted its investment in (liability to) Magnesensors to $0 which is included in other income for the year ended September 30, 2001.

Note 9.  Income Taxes

    The Company's provision for income taxes in fiscal 2001 and 1999 consists of $800 of minimum state taxes, and in 2000 consists of $125,000 in foreign taxes and $800 of minimum state taxes. For tax purposes, the fiscal 2000 foreign tax provision has been offset by net operating losses purchased in the acquisition of Neuromag Oy and the offset has been recorded as a reduction of goodwill in the accompanying consolidated financial statements.

    The components of deferred tax assets at September 30, 2001 and 2000 are as follows:

	2001	2000
Net operating loss carryforwards	$14,060,000	$10,901,000
Tax credits	1,096,000	1,096,000
Capitalized research and development costs	649,000	325,000
Allowances	724,000	2,117,000
Other	226,000	959,000

	16,755,000	15,398,000
Valuation allowance	(16,169,000)	(14,812,000)

Net deferred tax assets	$586,000	$586,000

    A valuation allowance for substantially all of the deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The net deferred tax assets are attributable to the operations of Neuromag Oy. The Company has approximately $36,900,000 and $14,700,000 of Federal and State net operating loss carryforwards which will expire at various dates through 2021. Approximately $3,035,000 of state net operating losses expired unused as of September 30, 2001. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995 and fiscal 1997, the Company's tax loss carryforwards generated prior to fiscal 1997 have been limited to a total of approximately $18,650,000 of which approximately $930,000 can be utilized per year as of September 30, 2001. Any additional ownership changes may further limit the utilization of the net operating loss carryforwards.

    The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before provision for income taxes as follows:

	2001	2000	1999
Computed expected federal tax benefit	$(1,530,232)	$(2,826,557)	$(2,537,354)
State taxes, net of federal benefit	(262,390)	(471,154)	(223,884)
Change in valuation reserve	1,394,575	2,867,727	1,434,000
Limitation of net operating loss carryforwards and tax benefits	—	—	630,000
Goodwill amortization	525,273	428,848	—
Other	(126,426)	126,936	698,038

Provision for income taxes	$800	$125,800	$800

Note 10.  Commitments and Contingencies

Lease Commitments

    The Company purchased certain equipment under capital leases that expire at various dates through April 2004. Cost of equipment under capital leases included in property and equipment in the accompanying consolidated balance sheets totaled $69,363 with related accumulated depreciation of $30,057 as of September 30, 2001.

    The Company leases its facility pursuant to a five-year lease agreement, which expires in February 2003. It subleases approximately 9,950 square feet of this facility to three companies, for a net monthly rent of approximately $14,100. During August 2001, the Company extended a third-party sublease, for approximately $9,300 per month, expiring in February 2002. The Company's sublease with

Magnesensors, for approximately $4,000 per month, is on a month to month basis. The Company's sublease with RP Machining, for approximately $800 per month, is on a month to month basis.

    The branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement expiring in December 2002. Monthly lease payments are approximately $2,000. Sales and service for the European operations are conducted from the German facility.

    The Finland based operation leases approximately 12,750 square feet at Elimaenkatu 22-24, Helsinki, Finland, under a sublease agreement. Monthly lease payments are approximately $17,000. The current agreement expires in December 2005. The Finland facility lease is cancelable with twenty-four months notice, but lease expiration can be no earlier than December 31, 2003.

    Approximate minimum future lease payments (net of sub-lease payments) as of September 30, 2001 are as follows:

Year Ending September 30,	Capital Leases	Operating Leases
2002	$15,641	$1,008,000
2003	15,688	564,000
2004	6,709	223,000
2005	—	56,000
Thereafter	—	—

	38,038	$1,851,000

Less amount representing interest	(5,168)

Present value of obligations under capital leases	32,870
Current portion	(15,688)

	$17,182

    Total rent expense was approximately $936,000, $816,000 and $743,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Clinical Collaborations

    The Company is currently involved with clinical collaboration agreements with certain medical institutions utilizing the Company's MEG/MSI systems for research. Under terms of the agreements, the Company provided certain services, product and technical support and under one agreement is entitled to revenue sharing from medical reimbursements received. During fiscal 2001, 2000 and 1999, the Company incurred $51,000, $237,000 and $221,000, respectively, of expenses related to those agreements and at September 30, 2001 are committed to expend approximately $317,000 through 2003. During fiscal 2001 and 2000, revenue sharing of $119,000 and $95,000, respectively, was recognized.

Legal Matters

    In the ordinary course of business, the Company is subject to claims and, from time to time, is named in various legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to any actions will not materially affect the financial position or results of operations of the Company.

Note 11.  Shareholders' Equity

Common Stock

    On or about April 26, 2001, the Company issued 59,549,081 shares of its common stock representing approximately 41% of its outstanding voting securities in a private placement transaction with specified investors in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The common stock was issued at a per-share price of $0.21, in exchange for cancellations of indebtedness in the aggregate amount of $10,505,307 and cash in the aggregate sum of $2,000,000.

    The $10,505,307 in cancellations of indebtedness consisted of a partial cancellation of indebtedness in the amount of $8,951,000 by AIG Bank according to a letter agreement dated on or about April 25, 2001 between AIG Bank and 4-D, full cancellations of indebtedness in the amounts of $872,867 and $224,875 by Swisspartners, a full cancellation of indebtedness in the amount of $224,875 by MATRUST, S.L., a full cancellation of indebtedness by Sequoia, in the amount of $224,875, and a full cancellation of indebtedness in the amount of $6,815 from Amaldos, S.A. The full cancellations of indebtedness entered into between the Company and each of Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners represent the portion of the debt assigned to each such entity by BDN upon its reduction of capital. Martin Egli, a member of the Company's board of directors, is also a member of the board of directors of AIG Bank and is a managing partner of Swisspartners. Dr. Maso, a member of the Company's board of directors, is a majority shareholder in MATRUST, S.L. Mr. Velasco, a member of the Company's board of directors, is a major investor in Sequoia. See Notes 3 and 4 and Part II, Item 7 of this report for additional information with regard to the loans the Company obtained from AIG Bank, Swisspartners and BDN and the reassignment of portions of the BDN loans to Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners upon BDN's reduction of capital.

Stock Option Plans

    The Company has various incentive and non-qualified stock option plans which provide that options to purchase shares of common stock may be granted to key employees and others at an option price of at least fair market value at the date of grant and vest over a maximum period of four years from the date of grant. The exercise period for each option is not to exceed 10 years from the date of grant. On December 31, 1996, the Company's 1987 Incentive Stock Option Plan that provided options to purchase up to 5,000,000 shares of common stock expired. At January 1, 1997, the 1997 Incentive Stock Option Plan was approved by the board of directors authorizing options to purchase 3,000,000 shares of common stock. In May 1999 and March 2000 shareholders approved amendments of the 1997 Incentive Stock Option Plan, increasing the number of shares authorized for issuance to 8,000,000 shares of common stock.

    The following table summarizes option plan activity:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 1998	4,744,830	$.66
Granted	2,566,000.22
Canceled	(70,900)	.52
Exercised	—	—

Outstanding at September 30, 1999	7,239,930.51
Granted	715,500.59
Canceled	(338,120)	.42
Exercised	(1,200,155)	.46

Outstanding at September 30, 2000	6,417,155.53
Granted	256,949.28
Canceled	(974,036)	.30
Exercised	(216,949)	.31

Outstanding at September 30, 2001	5,483,119	$.38

    The following table summarizes stock options outstanding as of September 30, 2001:

	Outstanding			Vesting
Range of Exercise Prices	Options	Weighted-Avg. Remaining Contractual Life In Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.50	592,569	3.72	$0.50	592,569	$0.50
$0.25 - 0.75	614,400	5.26	$0.51	614,400	$0.51
$0.28 - 0.50	1,880,000	6.79	$0.44	1,719,791	$0.44
$0.16 - 0.26	1,747,650	7.71	$0.22	950,871	$0.22
$0.16 - 1.00	608,500	8.27	$0.32	253,669	$0.32
$0.09 - 0.12	40,000	9.97	$0.11	—	$—

$0.09 - 1.00	5,483,119	6.77	$0.32	4,131,300	$0.42

    If the Company had elected to recognize stock-based employee compensation costs (including the Company's Employee Stock Purchase Plan) based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss and basic and diluted net loss per share would have been increased to the following amounts:

	2001	2000	1999
Pro forma net loss	$(4,720,008)	$(9,113,423)	$(8,786,440)
Pro forma basic and diluted net loss per share	$(0.03)	$(.11)	$(.11)

    As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for their outstanding stock options. The options are valued between $0.04 and $1.00 for the years ended September 30, 2001 and 2000. This value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years ended September 30, 2001, 2000 and 1999: expected dividend yield of 0%, expected volatility is between 2.08 and 2.61, risk free interest rate of 4.5% to 6.88% and expected life between 6 and 10 years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. Because the employee stock-based compensation plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from those plans.

Employee Stock Purchase Plan

    The Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. A total of 750,000 shares of common stock are authorized for purchase under the Employee Stock Purchase Plan and 43,041 shares of common stock are available for future purchases as of September 30, 2001. During the years ended September 30, 2001 and 2000, 277,591 and 315,317 shares were issued, respectively.

Note 12.  Employee Benefit Plans

    The Company maintains a defined contribution 401(k) plan (the "Plan") for substantially all of its U.S. employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. Company contributions to the Plan are discretionary as determined by the board of directors and the Company did not contribute any funds to the Plan in fiscal 2001, 2000 and 1999, respectively.

    In accordance with Finnish law, Neuromag is required to make annual contributions to a pension fund for the benefit of its employees. Pension contributions are based on a fixed percentage of employees' salaries. Provided that Neuromag makes such required contributions, it has no further obligations related to such future employee pension benefits. For the years ended September 30, 2001 and December 31, 2000, Neuromag made pension contributions totaling approximately $188,000 and $137,000, respectively.

Note 13.  Selected Quarterly Data (Unaudited)

    Unaudited quarterly data for fiscal 2001, 2000 and 1999 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2001
Net revenues	$3,130	$2,469	$1,165	$3,500
Gross margin	$1,626	$4	$320	$1,803
Net loss	$(810)	$(1,880)	$(1,759)	$(52)
Basic and diluted net loss per share	$(.01)	$(.02)	$(.01)	$(.00)
2000
Net revenues	$278	$331	$5,244	$2,538
Gross margin	$(169)	$(474)	$2,331	$(340)
Net loss	$(1,720)	$(3,591)	$(182)	$(2,634)
Basic and diluted net loss per share	$(.02)	$(.04)	$(.00)	$(.03)
1999
Net revenues	$119	$2,648	$233	$254
Gross margin	$(204)	$1,404	$(285)	$(885)
Net loss	$(1,750)	$(875)	$(2,278)	$(2,561)
Basic and diluted net loss per share	$(.02)	$(.01)	$(.03)	$(.03)

4-D NEUROIMAGING

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts
Fiscal Year 2001	$210,420	—	$420		$210,000
Fiscal Year 2000	$410,420	—	$200,000	(A)	$210,420
Fiscal Year 1999	$10,420	$400,000	—		$410,420

(A)
Collection of previously reserved amounts

Allowance for obsolete and slow moving inventory
Fiscal Year 2001	$2,249,552	$60,000	$974,555	(B)	$1,334,997
Fiscal Year 2000	$2,341,870	$60,000	$152,318	(B)	$2,249,552
Fiscal Year 1999	$2,300,594	$60,000	$18,724	(B)	$2,341,870

(B)
Sale or disposal of items under allowance

QuickLinks

4-D NEUROIMAGING FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 INDEX
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
PART 1—FINANCIAL INFORMATION
  Item 1. Financial Statements
4-D NEUROIMAGING CONSOLIDATED BALANCE SHEETS
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF OPERATIONS
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF CASH FLOWS
4-D Neuroimaging Notes to Consolidated Financial Statements
4-D NEUROIMAGING SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS