Form 10-K/A
period 2001-09-30
4-D NEUROIMAGING
filed 2002-01-28
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1 to Form 10K)

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-10285

4-D NEUROIMAGING
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2647755 (IRS Employer Identification Number)
9727 Pacific Heights Boulevard, San Diego, California (Address of principal executive offices)	92121-3719 (zip code)

(858) 453-6300
Registrant's telephone number, including area code

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

DOCUMENTS INCORPORATED BY REFERENCE

1.
Certain portions of Registrant's Definitive Proxy Statement, to be filed not later than 120 days after September 30, 2001 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended in connection with the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report where indicated.
2.
Certain Exhibits filed with the Registrant's prior registration statements and reports are incorporated herein by reference into Part IV of this report.

        The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended September 30, 2001 to amend Part IV, Item 14 to include the Annual Report of the Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan as Exhibit 99.9. No other items in the registrant's Annual Report on Form 10-K for the year ended September 30, 2001 are amended.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:
	(1) Financial Statements
	Reports of Independent Accountants	34
	Consolidated Balance Sheets at September 30, 2001 and 2000	36
	Consolidated Statements of Operations for the three years ended September 30, 2001	37
	Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended September 30, 2001	38
	Consolidated Statements of Cash Flows for the three years ended September 30, 2001	39
	Notes to Consolidated Financial Statements	40
	(2) Financial Statement Schedule
	Schedule II—Consolidated Valuation and Qualifying Accounts
	All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
	(3) Exhibits
	The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.
(b)	Reports on Form 8-K during the fourth quarter:
	None.
(c)	Exhibits
	The following documents are exhibits to this Form 10-K/A:

Exhibit No.		Description of Document
3.1	(1)	Fifth Amended and Restated Articles of Incorporation.
3.2	(2)	Restated Bylaws.
3.3	(9)	Certificate of Amendment of Fourth Restated Articles of Incorporation (numbered originally as 10.73)
10.1	(5)	Loan Agreement dated June 28, 2000 between 4-D Neuroimaging and BDN, a company based in Spain.
10.2	(5)	Loan Agreement dated June 28, 2000 between 4-D Neuroimaging and BDN, a company based in Spain.
10.3	(12)	The Company's 1997 Stock Option Plan, as amended.
10.6	(4)	The Company's 1987 Stock Option Plan, as amended.
10.7	(4)	Form of Incentive Stock Option and related exercise documents.
10.8	(14)	Letter Agreement dated on or about April 25, 2001 between 4-D and AIG Private Bank, Ltd. (Exhibit 99.2).
10.9	(14)	Amendment to Loan Agreement dated on or about April 26, 2001 between 4-D and AIG Private Bank, Ltd. (Exhibit 99.3).
10.10	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd. (Exhibit 99.4).
10.11	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd. (Exhibit 99.5).
10.12	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and MATRUST, S.L. (Exhibit 99.6).
10.13	(14)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and International Sequoia Investments Limited (Exhibit 99.7).
10.14	(15)	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Amaldos, S.A. (Exhibit 99.8).
10.15	(14)	Form of Common Stock Purchase Agreement (Exhibit 99.1).
10.49	(7)	Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan.
10.58	(6)	Real Estate Lease, dated April 3, 1989, between the Company and Cornerstone Income Properties, plus First and Second Amendments to the Real Estate Lease.
10.64	(8)	Form of Purchase Option Agreement, as amended.
10.68	(6)	Letter Agreement between the Company and Dassesta International S.A. regarding the purchase of 25,000,000 Shares of Common Stock of the Company.
10.71	(10)	Offshore Subscription Agreement between the Company and Dassesta International S.A. (Numbered originally as Exhibit 2.1).
10.76	(11)	Form of Offshore Stock Subscription Agreements For August 1998 Sale of Company Common Stock.
10.77	(11)	Joint Venture Agreement with Magnesensors.
10.78	(13)	Real estate lease dated March 3, 2000 between Neuromag Oy and Instrumentarium and an English language summary of such lease.

10.79	(16)	Consultancy Agreement between Felipe Fernandez Atela and 4-D Neuroimaging dated April 2, 2001.
21	(13)	Subsidiaries of the Company
23.1	(16)	Consent of Arthur Andersen, LLP.
23.2	(16)	Consent of Swenson Advisors, LLP.
23.3		Consent of Swenson Advisors, LLP.
24	(16)	Certified Power of Attorney
99.9		Annual Report of the Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan

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

(16)
These exhibits were previously filed as part of, and are hereby incorporated by reference, to the same numbered exhibits (except as otherwise indicated) in Fiscal 2001 Form 10-K.

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

4-D NEUROIMAGING

By:	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer	Date	January 24, 2002

QuickLinks

PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES