Form 10-Q
period 2001-12-31
4-D NEUROIMAGING
filed 2002-02-13
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-10285

4-D NEUROIMAGING
(Exact name of registrant as specified in its charter)

California (State of incorporation)	95-2647755 (I.R.S. Employer Identification No.)
9727 Pacific Heights Boulevard San Diego, California (Address of principal executive offices)	92121-3719 (zip code)
(858) 453-6300 Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

        The number of shares outstanding of the registrant's Common Stock, no par value, as of February 8, 2002 was 145,261,667 shares.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4-D NEUROIMAGING CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2001	September 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$515	$178
Restricted cash	381	546
Accounts receivable, less allowance for doubtful accounts of $210	702	3,136
Inventories	5,613	7,311
Prepaid expenses and other	1,116	898

Total current assets	8,327	12,069
Property and equipment, net	679	728
Goodwill, net	8,177	8,177
Deferred income taxes	567	588
Other assets	246	262

Total assets	$17,996	$21,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$3,607	$3,357
Accounts payable	2,256	2,357
Accrued liabilities	1,130	1,239
Accrued salaries and employee benefits	589	558
Customer deposits	3,747	6,459
Deferred revenues	241	204
Current portion of royalty obligation	312	312
Current portion of capital lease obligations	16	16

Total current liabilities	11,898	14,502
Notes payable	471	481
Royalty obligation, net of current portion	1,143	1,122
Customer deposits	1,108	1,108
Deferred revenues	43	35
Capital lease obligations, net of current portion	17	17

Total liabilities	14,680	17,265

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock—no par value; 200,000,000 shares authorized; 145,261,667 shares issued and outstanding as of December 31, 2001	112,733	112,700
Additional paid-in capital	3,007	3,007
Accumulated deficit	(112,128)	(110,913)
Accumulated other comprehensive loss	(296)	(235)

Total shareholders' equity	3,316	4,559

Total liabilities & shareholders' equity	$17,996	$21,824

See notes to consolidated financial statements.

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended December 31,
	2001	2000
REVENUES
Product sales	$2,409	$2,906
Product services	273	224

	2,682	3,130

COST OF REVENUES
Product	1,934	1,381
Product services	298	123

	2,232	1,504

GROSS MARGIN	450	1,626

OPERATING EXPENSES
Research and development	367	711
Marketing and sales	569	514
General and administrative	722	696
Goodwill amortization	—	337

	1,658	2,258

OPERATING LOSS	(1,208)	(632)
Interest expense	(71)	(330)
Interest income	5	25
Other income, net	59	202

LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,215)	$(735)
Provision for income taxes	1	75

NET LOSS	$(1,216)	$(810)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	145,184	84,975

COMPREHENSIVE LOSS:
Net loss	$(1,216)	$(810)
Cumulative translation adjustment	(61)	(27)

Comprehensive loss	$(1,277)	$(837)

See notes to consolidated financial statements.

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(1,216)	$(810)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	101	135
Amortization of goodwill	—	337
Amortization of minimum royalty obligation	21	25
Income from investment in Magnesensors	—	(200)
Deferred income taxes	22	75
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	165	—
Accounts receivable	2,434	(592)
Inventories	1,698	(980)
Prepaid expenses and other	(203)	80
Accounts payable	(101)	407
Accrued liabilities	(109)	71
Accrued salaries and employee benefits	30	253
Customer deposits	(2,712)	1,696
Deferred revenue	47	(80)

Net cash provided by operating activities	177	417

INVESTING ACTIVITIES
Purchases of property and equipment	(52)	(298)

Net cash (used in) investing activities	(52)	(298)

FINANCING ACTIVITIES
Proceeds from notes payable	240	—
Proceeds from stock exchange for cancellation of debt	30	—
Proceeds from stock sale from ESPP	3	—
Repayments of notes payable	—	(123)
Payments on capital lease obligations	—	(6)
Borrowings on capital lease obligations	—	5

Net cash (used in) provided by financing activities	273	(124)

Effect of exchange rate changes	(61)	(24)
Net increase (decrease) in cash and cash equivalents	337	(29)

Cash and cash equivalents at beginning of period	178	1,083

Cash and cash equivalents at end of period	$515	$1,054

See notes to consolidated financial statements.

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(unaudited)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended December 31,
	2001	2000
Royalty obligation incurred in acquisition of Neuromag Oy	$—	$—
Adjustment of acquisition liabilities to goodwill	$—	$200
Property and equipment transfer to inventories for customer sale	$—	$186
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$56

See notes to consolidated financial statements.

4-D NEUROIMAGING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

        4-D Neuroimaging, or 4-D, (formerly Biomagnetic Technologies, Inc.), a California corporation originally founded in 1970 to produce equipment for physics labs, currently develops, manufactures, markets and sells medical instrumentation that allows physicians to monitor how the body is functioning, and provides an important tool to neuroscientists helping them to unravel how the brain functions. The basic technology is referred to as either Magnetic Source Imaging, or MSI, or when specific to the brain Magnetoencephalography, or MEG. MEG/MSI systems locate and measure magnetic fields generated by the human body, and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. These measurements provide useful information about the normal and abnormal functioning of the brain, heart, spine and other organs. Currently, the Company is focusing its efforts on MEG/MSI applications for the brain.

        On December 22, 1999, 4-D Neuroimaging acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). The acquisition of Neuromag Oy has been accounted for under the purchase method of accounting. The Company paid $10 million in cash and agreed to pay Marconi an interest-free minimum royalty obligation of $312,500 per year for eight years totaling $2.5 million and a maximum of $5 million in royalties and additional consideration dependent upon the occurrence of certain future events. The minimum royalty obligation was recorded at acquisition at a net present value of $1.7 million using an imputed interest rate of approximately 10 percent. The fair value of net assets acquired was approximately $900,000. The purchase price in excess of the fair value of net assets acquired was recorded as goodwill totaling approximately $10.8 million and was amortized through fiscal year ended September 30, 2001. Thereafter, as required by SFAS No. 142, goodwill and certain intangible will no longer be amortized, but instead tested for impairment at least annually. The Company has early adopted SFAS in fiscal 2002. Management continues to review the impact of this Statement and will make any necessary adjustments, if appropriate. Similar to 4-D, Neuromag Oy is engaged in the research, development, manufacturing and sales of MSI systems.

        The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiaries, Neuromag Oy, a wholly owned Finnish entity, and Biomagnetic Technologies, GmbH, an inactive wholly owned German entity, (together, the "Company", "we", "our", or "4-D") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001.

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 2001 and the results of its operations and its cash flows for the periods presented.

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

NOTE 2. BASIC AND DILUTED NET LOSS PER SHARE

        Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding as of December 31, 2001. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 3. BUSINESS RISKS AND UNCERTAINTIES

        The Company continues to experience serious liquidity issues and incurred net losses of $4,501,000, $8,127,000 and $7,464,000 in fiscal 2001, 2000 and 1999, respectively. The Company had negative cash flows from operations of $4,153,000, $5,217,000 and $8,602,000 in fiscal 2001, 2000 and 1999, respectively. For the quarter ended December 31, 2001 the Company incurred a net loss of $1,216,000 and had positive cash flows from operations of $177,000. At December 31, 2001 the Company had an accumulated deficit of $112,128,000, shareholder equity of $3,316,000 and a working capital deficiency of $3,571,000. On December 31, 2001 the Company had restricted cash of $381,000, which includes a letter of credit of $195,000 for two years of minimum royalties due Marconi Medical Systems, Inc. as required as a part of the agreement to purchase Neuromag Oy in December 1999. Neuromag Oy has bank guarantees related to a system for approximately $140,000 and other miscellaneous of approximately $46,000.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns that raise substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will be able to successfully improve its operating results and further restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain normal operation. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MEG/MSI systems, it expects to have sufficient cash to continue operations through February 2002. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. The Company is working with these shareholders and related parties to renegotiate, reduce or repay its debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital and funds will be available, or that its existing debt can be renegotiated on terms acceptable to the Company, if at all.

        Realization of the Company's operating plans is dependent upon its ability to successfully close a number of MEG/MSI system sales in a highly competitive market for the limited number of systems being purchased worldwide. There can be no assurance that sufficient sales of MEG/MSI systems will be achieved in order to realize the current operating plans. Historically, there has been ongoing price competition from the Company's competitors for the currently limited number of whole head systems being purchased worldwide. This competition may affect potential future profitability of the MEG/MSI systems, the extent of which is not presently determinable. Competitors may develop new or different products using technology or imaging modalities that may provide or be perceived as providing greater value than the Company's products. Any such development could have a material adverse effect on its financial position, results of operations and cash flows.

        The Company's long-term commercial success in the U.S. is dependent upon obtaining routine approval of reimbursement for clinical MEG/MSI procedures by third-party payors. The Centers for Medicare and Medicaid Services, or CMS, formerly known as the Health Care Financing Administration, or HCFA, which is responsible for the administration of Medicare, and the American Medical Association, or AMA, that administers the use of Current Procedural Terminology, or CPT, codes by most third-party payors, follow similar guidelines for determining whether a specific procedure or health care technology is "reasonable" and "necessary", and therefore reimbursable under Medicare or private insurance coverage. These guidelines generally include consideration of whether (i) the procedure or technology is more or less costly than an alternative already covered by insurance, (ii) the added benefit of the procedure or technology is significant enough to justify the expense, and (iii) the procedure or technology provides significant medical benefits not otherwise available from other procedures or technologies.

        The Company has worked for several years with its customers and the American Academy of Neurology, or AAN, to obtain CPT codes for MEG. These efforts came to a successful fruition in February 2001 when the AMA announced that it would assign the first three CPT specific codes for the use of MEG. The codes for MEG were published in the Federal Register on November 1, 2001.

        In the publication of the CPT codes on November 1, 2001, the reimbursement level to be paid for the use of the equipment, also known as the Technical Component fee, was designated to be carrier based. This means that each insurance carrier will independently assign a payment level. The Company will work with each of its customers and prospects to establish appropriate reimbursement levels with the carriers used by their patients. This has been the method of reimbursement that its customers have been using for up to 8 years and, with the Company's help, have been able to obtain satisfactory levels of reimbursement. The Company will continue to work with its customers, with the added advantage of having the CPT code available.

        In December 2001, the CMS published the Ambulatory Patient Cost, or APC, codes. APC codes are cost-based codes that set the technical fee that Medicare will pay for ambulatory patients being treated within the hospital. MEG was assigned to the "New Technology" section of the codes. Within this section are reimbursement levels from $0 to $6,000 per procedure. MEG was assigned to what the Company believes is an inappropriately low level of approximately $150 per procedure. MEG users and the AAN are in the process of appealing this assignment. The APC process is new, thus there can be no assurance as to when or if the CMS will make an appropriate assignment, however, there is considerable support among the AAN and MEG users to effect a change to the proper cost-based level.

        The CPT codes became available for use starting in January 2002. They provide the basis for the first routine reimbursement for MEG. The first code is used primarily for the evaluation of candidates for epilepsy surgery, while the other two codes are used for pre-surgical functional mapping procedures. The Company's current sales strategies in the U.S. focus on the development of commercially viable sales to clinical users. It is always difficult to predict the adoption rate of a new modality, but with the assignment of CPT codes the Company believes that it has a new and powerful sales approach.

        In April 2001, the Company retired approximately $10.5 million of its debt, raised $2 million of working capital and restructured approximately $3 million of its remaining debt owed to AIG Private Bank Ltd. See Note 4 of this report for additional information regarding the debt restructuring and the related private placement.

        The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2001 contained a modification related to its ability to continue as a going concern.

NOTE 4. DEBT OBLIGATIONS

        To acquire the shares of Neuromag Oy in 1999, the Company obtained a loan from AIG Private Bank Ltd., or AIG, totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity affiliated with Martin Egli, a member of the Company's board of directors. Mr. Egli also serves on AIG's board of directors. The $11 million loan was restructured in July 2000, which extended the original maturity date from June 30, 2000 to December 29, 2000 and the principal amount was increased to $11.4 million. On December 29, 2000, the Company did not make payment at maturity of the loan. Effective February 15, 2001, the Company and AIG reached an agreement in principle, extending the maturity date to July 20, 2001, increasing the loan principal to approximately $12 million (capitalizing accrued interest of approximately $550,000 into the loan principal) and obtaining additional guarantees of indebtedness from another bank.

        On April 26, 2001 the Company reached an agreement with AIG in which $8.951 million of the principal and accrued interest of the loan was converted into shares of the Company's common stock as part of a private placement. The remainder, approximately $3 million of the loan, was restructured. As restructured, the loan in the principal amount of $3.357 million from AIG matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway Co. Ltd., or Scaloway, a guarantee in the amount of $2,200,000 by Bank Julius Baer & Co. AG in Zurich, Switzerland, and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary located in Helsinki, Finland. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy. In connection with the April 2001 private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of 4-D's common stock issued to AIG, Scaloway has sole voting and dispositive power over these shares. Martin Velasco, a member of 4-D's board of directors, is the beneficial owner of Scaloway.

        In June 2000, the Company obtained unsecured loans totaling approximately $835,000 from BDN and used approximately $485,000 of the proceeds to pay interest due under the AIG loan at June 30, 2000 in conjunction with extending the maturity of the loan from AIG to December 29, 2000. BDN is a Spanish company owned by three members of the Company's board of directors, Martin Egli, Enrique Maso and Martin Velasco. The BDN loans were originally due on September 30, 2000. During October 2000, the Company repaid approximately $123,000 of principal and $27,000 of interest for these loans and negotiated an extension of the maturities of the BDN loans until March 31, 2001. As part of a reduction in its capital BDN reassigned its rights under the BDN loans to Amaldos, S.A., MATRUST, S.L., International Sequoia Investments Limited and Swisspartners Investment Network Ltd. Dr. Maso is a majority shareholder in MATRUST, S.L. Mr. Velasco is a major investor in International Sequoia Investments Limited, or Sequoia. Mr. Egli is a member of the board of directors and a managing partner of Swisspartners Investment Network Ltd., or Swisspartners. An additional $18,500 of interest and $1,500 of principal was repaid before the majority of these loans were reassigned to the principals of BDN on April 15, 2001, excluding $30,000. Subsequently these reassigned loans were converted to equity on April 26, 2001 as part of a private placement, and the remaining $30,000 of principal was repaid to BDN at that time.

        In September 2000, the Company obtained an unsecured loan from Swisspartners in the principal amount of $450,000. In March 2001 Swisspartners loaned an additional $400,000 to the Company under the same loan arrangement. On April 26, 2001, Swisspartners converted the entire principal and all accrued interest of the loan, in the total amount of $872,867, to equity as part of a private placement.

        Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $471,000 USD at December 31, 2001, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

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

NOTE 5. INVENTORIES

        The composition of inventories is as follows (in thousands):

	December 31, 2001	September 30, 2001
	(unaudited)
Raw materials	$715	$734
Work-in process	2,586	3,021
Finished goods	2,312	3,556

	$5,613	$7,311

NOTE 6. RESTATEMENT AND REISSUANCE OF THE FIRST AND SECOND QUARTER ENDED DECEMBER 31, 2000 AND MARCH 31, 2001 FINANCIAL STATEMENTS

        The Company expensed certain project costs, which are associated with the production of Neuromag Oy's Vectorview units, during the quarter ended, December 31, 2000, thereby, overstating cost of revenues and understating inventory by approximately $482,000. These project costs should have been capitalized as inventory costs. These goods are currently being installed and the associated costs will be expensed when the associated revenue is recognized. Therefore, inventory and costs of revenues for the quarter ended, December 31, 2000 and the six month period ended March 31, 2001, were restated to capitalize these project costs as inventory; accordingly, inventory at June 30, 2001 reflects the inclusion of these project costs. The basic and dilutive loss per share decreased by $0.01 based upon this restatement.

NOTE 7. SEGMENT AND GEOGRAPHIC INFORMATION

        The Company operates in one segment that includes developing, manufacturing and selling MSI products. The Company's operations can be divided into three markets: the basic research market, the clinical applications development market, and the commercial clinical market. Substantially all of its revenues have been derived from, and substantially all its assets have been devoted to, the basic research market. The following table summarizes the Company's revenues and long lived assets, excluding intangible, deferred tax and prepaid assets:

	Three Months Ended December 31,
	2001	2000
Revenues:
North America	$37,646	$1,053,644
Europe	754,202	290,806
Asia	1,890,488	1,785,563

	$2,682,336	$3,130,013

Long lived assets:
North America	$271,419	$499,562
Europe	613,007	807,246

	$884,426	$1,306,808

NOTE 8. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company has early adopted SFAS No. 142 in fiscal 2002. Management continues to review the impact of this Statement and will make any necessary adjustments, if appropriate.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company has adopted SFAS No. 144 for fiscal year ending September 30, 2002. Management continues to assess the impact of this Statement and will make any necessary adjustments, if appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 2001. This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties including, but not limited to, those discussed in "Risks and Uncertainties." See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

OVERVIEW

        4-D Neuroimaging is engaged primarily in the business of developing, manufacturing, marketing and selling innovative medical imaging systems to medical research institutions. The MSI systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders.

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

        As of December 2001, fifty-seven (57) MEG/MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MEG/MSI examinations have been performed on patients and control subjects at our application development sites. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers. Since the first reimbursement for MEG/MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MEG/MSI procedures performed with our MEG/MSI systems.

        Magnes® and Biomagnetic Technologies® with the logo are registered trademarks of the Company by registration with the State of California and by registration with the U.S. Patent and Trademark Office. Biomagnetic Technologies™ and Magnetic Source Imaging™ are registered trademarks in the State of California. Neuromag™ and Vectorview™ are registered trademarks of the Company by registration with the Finnish National Board of Patents and Registration. The Company has applied for trademark registration with the U.S. Patent and Trademark Office for the following marks: 4-D Neuroimaging™, with and without the logo, and Vectorview™.

        Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of December 31, 2001, we had shipped 14 Magnes 2500 WH systems and received 12 final acceptances from customers. In fiscal 2000, we completed the development of our next generation system, the Magnes 3600 WH that provides additional capabilities for the research market, and have delivered our first system to our customer. There are currently 2 Magnes 1300 C's in the field primarily being used to look at organs in the body other than the brain.

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

        The current prices of our MEG/MSI systems generally range from approximately $1.0 to $2.5 million, depending upon system configuration. Major portions of our sales have been in foreign markets. We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. These value fluctuations may result in either a negative or positive cumulative translation adjustment. There can be no assurances that currency fluctuations will not reduce the dollar return to the Company on such sales if made in the future. The foreign currency loss for the first quarter of fiscal 2002 was $61,000. Although at December 31, 2001 and 2000, we did not have any open forward exchange contracts we may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

        Since concentrating on the development of our MEG/MSI systems, our corporate strategy and commitment of resources have focused on long-term product applications and continued product development. We substantially completed the development of our Magnes 2500 WH system in fiscal 1996 and decreased expenditures in fiscal 1998 and 1999 as part of our restructuring and focus on developing a market for sale of our Magnes 2500 WH system. In fiscal 1999, research and development expenditures increased due to development efforts to enhance the Magnes 2500 WH and efforts to substantially complete the development of the Magnes 3600 WH system, which were successful. In fiscal 2002, 2001 and 2000, we again decreased our expenditures in research and development due to both an increased focus on marketing and sales and our liquidity position.

        We believe that to date the relatively small number of proven medical applications for MEG/MSI systems, the lack of routine reimbursement for MEG/MSI procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 2001. With the issuance of CPT codes for MEG, we believe clinical acceptance of MEG/MSI systems may increase. It is not possible to reliably predict the timing and extent of future product sales due to the long sales cycles and the uncertainties in the rate of impact the CPT codes will have on the market. We do not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MEG/MSI system may have a significant impact on our financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

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

RESULTS OF OPERATIONS

        Total revenues for the first quarter of fiscal 2002 were $2,682,000, including $273,000 of service revenues, compared to $3,130,000 of total revenues, including $224,000 of service revenues, for the first quarter of fiscal 2001. This decrease in total revenues was due primarily to the recognition of revenue for one new MSI system and one refurbished system in 2002 as compared to two new systems in 2001.

        Cost of revenues for the first quarter of fiscal 2002 were $2,232,000, compared to $1,504,000 for the first quarter of fiscal 2001. The increase in cost of revenues was related to the inclusion of Magnetically Shielded Rooms ("MSR"), which contribute little margin, in both sales for this quarter as opposed to only one sale for last quarter, as well as reduced sales volume and increased related unabsorbed overhead.

        Research and development expenses for the first quarter of fiscal 2002 amounted to $367,000, compared to $711,000 for the first quarter of fiscal 2001. The reduction in research and development expense in fiscal 2002 as compared to fiscal 2001 was due to a reduction in research and development personnel and expense associated with certain research programs. Current hardware product lines fulfill current marketing and sales requirements and do not require additional research and development expenditures at this time.

        Marketing and sales expenses amounted to $569,000 for the first quarter of fiscal 2002, compared to $514,000 for the first quarter of fiscal 2001. Marketing and sales expenses increased due to higher recruitment expense.

        General and administrative expenses totaled $722,000 for the first quarter of fiscal 2002, compared to $696,000 for the first quarter of fiscal 2001. This increase is primarily attributable to increased consulting costs in fiscal 2002 as compared to fiscal 2001.

        We have early adopted SFAS No. 142 in fiscal 2002 which requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. Therefore, there was no goodwill amortization in the first quarter of fiscal 2002, compared to $337,000 in the first quarter of fiscal 2001. Management continues to review the impact of this statement and will make any necessary adjustments if appropriate.

        Interest expense totaled $71,000 for the first quarter of fiscal 2002, compared to $330,000 during the first quarter of fiscal 2001. The decrease in the first quarter of fiscal 2002 was the result of the cancellation of indebtedness in return for issuance of common stock in the third quarter of fiscal 2001.

        Other income totaled $59,000 in the first quarter of fiscal 2002, compared to $202,000 in the first quarter of fiscal 2001. The decrease is primarily attributable to no income from our investment in Magnesensors during the first quarter of fiscal 2002 compared to $200,000 in income during the first quarter of fiscal 2001. During the first quarter of fiscal 2001, we notified Magnesensors that we would no longer continue to provide a $200,000 guarantee of indebtedness due to the termination of our contractual obligations to do so and our liquidity concerns. We had been providing the guarantee, and under the equity method of accounting for our investment in Magnesensors, had previously recorded our proportionate share of Magnesenors' losses to the extent of our debt guarantee.

        Provision for income taxes totaled $1,000 in the first quarter of fiscal 2002, compared to $75,000 in the first quarter of fiscal 2001. The reduced tax provision in the first quarter of 2002 was due to the use of tax loss carryforwards at the Company's Neuromag Oy subsidiary in fiscal 2002 as compared to the first quarter of fiscal 2001.

        Net loss for the first quarter ended December 31, 2001 amounted to $1,216,000 compared to a net loss of $810,000 for the comparable period in the prior fiscal year. The increase in net loss for the first quarter of fiscal 2002 as compared to the prior year period is primarily due to the reduced sales volume and associated margins as well as increased marketing and general and administrative costs in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

        We continue to experience serious liquidity issues and incurred net losses of $4,501,000, $8,127,000 and $7,464,000 in fiscal 2001, 2000 and 1999, respectively. We had negative cash flows from operations of $4,153,000, $5,217,000 and $8,602,000 in fiscal 2001, 2000 and 1999, respectively. For the quarter ended December 31, 2001 the Company incurred a net loss of $1,216,000 and had positive cash flows from operations of $177,000. At December 31, 2001 the Company had an accumulated deficit of $112,128,000, shareholder equity of $3,316,000 and working capital deficiency of $3,571,000. On December 31, 2001 the Company had restricted cash of $381,000, which includes a letter of credit of $195,000 for two years of minimum royalties due Marconi Medical Systems, Inc. as required as a part of the agreement to purchase Neuromag Oy in December 1999. Neuromag Oy has bank guarantees related to a system for approximately $140,000 and other miscellaneous of approximately $46,000.

        The report of our independent public accountants on our financial statements included in the Form 10-K for the year ended September 30, 2001 contained a modification related to our ability to continue as a going concern.

        In an effort to address our operational and liquidity issues, management continues to work with our lenders, is attempting to raise additional capital and is developing cost reduction measures on a worldwide basis to bring our cost structure more in line with expected revenues. If management is not successful in initiating and executing these plans, management anticipates that capital, working capital and debt service requirements in fiscal 2002 will substantially exceed cash projected to be generated by MSI systems sales.

        Based on our current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MEG/MSI systems, we expect to have sufficient cash to continue operations through February 2002 without taking into account cash requirements for maturities of our notes payable. Historically, we have raised additional capital through its majority shareholders and related parties to fund continuing operations. We are working with these shareholders and related parties to renegotiate, reduce or repay our debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital and funds will be available or that existing debt can be renegotiated on terms acceptable to the Company, if at all.

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

        The remainder of the AIG Bank loan was restructured. As restructured, the loan in the principal amount of $3,357,000 from AIG Bank matures in July 2002 and the interest rate is currently set at 6.8% per annum until April 26, 2002, at which time the interest rate will be readjusted for the remainder of the loan term. As amended, the AIG Bank loan is secured by a pledge and assignment by Scaloway, a guarantee in the amount of $2,200,000 by Bank Julius Baer & Co. AG and all of the issued and outstanding shares of Neuromag Oy, our wholly-owned subsidiary. If we default under the AIG Bank loan, then AIG Bank has the right to exercise its security interests and take ownership of Neuromag Oy. In connection with the private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of our common stock issued to AIG Bank. Scaloway has sole voting and dispositive power over these shares. Mr. Velasco, a member of our board of directors, is the beneficial owner of Scaloway.

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

        Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $471,000 USD at December 31, 2001, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed above and as shown in the accompanying consolidated financial statements, the Company has operating and liquidity concerns that raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that we will be able to successfully improve our operating results and restructure our indebtedness or that our liquidity and capital resources will be sufficient to maintain our normal operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        At December 31, 2001, the Company had a working capital deficit of $3,571,000 as compared to $2,433,000 at September 30, 2001. The Company's working capital deficiency primarily resulted from continued losses incurred in the first quarter of fiscal year 2002.

        Capital equipment expenditures totaled $52,000 for the first quarter of fiscal 2002, compared to $298,000 for the first quarter of fiscal 2001. Capital expenditures have remained low due to the Company's liquidity concerns, as well as planned reductions in capital equipment requirements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This quarterly report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. The Company's results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties". The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report, our annual report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.

RISKS AND UNCERTAINTIES

        We face the following risks associated with our business operations:

We are uncertain with respect to additional funding and may not be able to meet our future capital needs. As a result, there is substantial doubt about our ability to continue to operate as a going concern.

        We require additional capital to fund working capital and debt service on an ongoing basis. We restructured our loans in April 2001 and have a principal balance due to AIG Private Bank, Ltd., Zurich Switzerland, or AIG, in July 2002 of $3,357,000 plus related interest. We will need to obtain additional financing to fund operations and repay the notes and interest. If we default under the AIG loan, AIG could exercise its rights in its security interests and take ownership of Neuromag Oy. We may not be able to arrange additional financing or restructure our debt on terms acceptable to us, if at all.

If we continue to incur operating losses and negative cash flows from operations, we may be unable to continue our operations.

        Our financial position reflects that we have been focused on research and development and a commercial MEG/MSI market has not yet developed, resulting in only low volume sales to medical research institutions. Our net losses in the last three years have been as follows:

  •
  $4,501,000 of losses in fiscal 2001,

  •
  $8,127,000 of losses in fiscal 2000, and

  •
  $7,464,000 of losses in fiscal 1999

        In the last three years our negative cash flows from operations have been as follows:

  •
  $4,153,000 in fiscal 2001,

  •
  $5,217,000 in fiscal 2000, and

  •
  $8,602,000 in fiscal 1999

        At December 31, 2001, our accumulated deficit was $112,128,000, our shareholders' equity was $3,316,000 and we had negative working capital of $3,571,000. Our negative working capital at December 31, 2001 resulted primarily from continued losses incurred in the first quarter of fiscal year 2002. In an effort to address our operational and liquidity issues, management continues to work with our lenders, is attempting to raise additional capital and is developing cost reduction measures on a worldwide basis to bring our cost structure more in line with expected revenues. If management is not successful in initiating and executing these plans, management anticipates that capital, working capital and debt service requirements in fiscal 2002 will substantially exceed cash projected to be generated by MEG/MSI systems sales.

If we fail to obtain an adequate level of reimbursement for MEG/MSI procedures by third party payors, sales will suffer.

        Our commercial success is also highly dependent on reimbursement for procedures using the MEG/MSI systems. With the issuance of CPT codes by the AMA MEG/MSI has moved one step closer to having routine reimbursement. The level of reimbursement currently established is not sufficient to provide for an economically viable MEG/MSI installation. This assignment is currently under review but there can be no assurance that an adequate level of reimbursement for MEG/MSI will result from the review. Without adequate reimbursement levels we will be more dependent on sales in the research market.

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

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer

        A significant portion of our sales to date have been in foreign markets. Revenues from international sales represented 57% of our revenues of MEG/MSI systems for the year ended September 30, 2001 compared to 99% in fiscal 2000. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at December 31, 2001 and 2000 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. We believe that a hypothetical 10% change in foreign currency exchange rates would not materially change our current financial position and results of operations. However, these risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On March 31, 2001, the Company had approximately $12.6 million outstanding under London Interbank Offered Rate based variable rate indebtedness. Subsequent to March 31, 2001, we retired approximately $10.5 million of our outstanding debt and restructured approximately $3.357 million of our remaining debt owed to AIG Private Bank Ltd. in connection with a private placement transaction which was consummated on or about April 26, 2001. Under the restructured loan terms, the maturity date has been extended to July 31, 2002 and the interest rate on the AIG loan has currently been fixed at 6.8% per annum until April 26, 2002, at which time the interest accrued on the loan through such date will be due and payable and the interest rate will be readjusted for the remainder of the loan term. Because a major portion of the Company's current indebtedness is at a fixed rate, the Company does not expect changes in interest rates to have a material adverse effect on the Company during the 2001 fiscal year. See Part I, Item 2, "Liquidity and Capital Resources" of this report for additional detail with regard to the restructuring of the AIG loan and the private placement transaction.

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

4-D NEUROIMAGING
February12, 2002 Date	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial OfficerTitle Goes Here
February12, 2002 Date	/s/ EUGENE C. HIRSCHKOFF Eugene C. Hirschkoff Vice President Corporate Secretary

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
PART II. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES