Form 10-Q
period 2002-03-31
4-D NEUROIMAGING
filed 2002-05-15
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

        The number of shares outstanding of the registrant's common stock, no par value, as of April 1, 2002 was 152,953,975 shares.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4-D NEUROIMAGING

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$230	$178
Restricted cash	202	546
Accounts receivable, less allowance for doubtful accounts of $210	573	3,136
Inventories	6,209	7,311
Prepaid expenses and other	328	898

Total current assets	7,542	12,069
Property and equipment, net	710	728
Goodwill, net	8,177	8,177
Deferred income taxes	549	588
Other assets	227	262

Total assets	$17,205	$21,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$3,607	$3,357
Accounts payable	2,217	2,357
Accrued liabilities	1,337	1,239
Accrued salaries and employee benefits	508	558
Customer deposits	2,866	6,459
Deferred revenues	271	204
Current portion of royalty obligation	312	312
Current portion of capital lease obligations	16	16

Total current liabilities	11,134	14,502
Notes payable	460	481
Royalty obligation, net of current portion	969	1,122
Customer deposits	1,108	1,108
Deferred revenues	36	35
Capital lease obligations, net of current portion	1	17

Total liabilities	13,708	17,265

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock—no par value; 300,000,000 shares authorized; 152,953,975 shares issued and outstanding as of March 31, 2002	113,733	112,700
Additional paid-in capital	3,007	3,007
Accumulated deficit	(112,953)	(110,913)
Accumulated other comprehensive loss	(290)	(235)

Total shareholders' equity	3,497	4,559

Total liabilities & shareholders' equity	$17,205	$21,824

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
REVENUES
Product sales	$2,091	$2,380	$4,500	$5,286
Product services	295	89	568	313

	2,386	2,469	5,068	5,599

COST OF REVENUES
Product	1,757	2,294	3,691	3,675
Product services	206	171	504	294

	1,963	2,465	4,195	3,969

GROSS MARGIN	423	4	873	1,630

OPERATING EXPENSES
Research and development	308	425	675	1,137
Marketing and sales	417	418	986	932
General and administrative	642	833	1,364	1,530
Goodwill amortization	—	327	—	665

	1,367	2,003	3,025	4,264

OPERATING LOSS	(944)	(1,999)	(2,152)	(2,634)
Interest expense	(77)	(324)	(147)	(655)
Interest income	3	42	8	67
Other income, net	193	297	252	501

LOSS BEFORE PROVISION FOR INCOME TAXES	$(826)	$(1,984)	$(2,039)	$(2,721)
Provision (benefit) for income taxes	—	(104)	1	(29)

NET LOSS	$(826)	$(1,880)	$(2,040)	$(2,692)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	146,814	85,054	146,110	85,054

COMPREHENSIVE LOSS:
Net loss	$(826)	$(1,880)	$(2,040)	$(2,692)
Cumulative translation adjustment	7	124	(56)	103

Comprehensive loss	$(819)	$(1,756)	$(2,096)	$(2,589)

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(2,040)	$(2,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	205	193
Amortization of goodwill	—	864
Amortization of minimum royalty obligation	(153)	(382)
Deferred income taxes	40	(22)
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	344	147
Accounts receivable	2,562	(68)
Inventories	1,102	(755)
Prepaid expenses and other	570	(194)
Other assets	34	64
Accounts payable	(140)	(367)
Accrued liabilities	(29)	(603)
Accrued salaries and employee benefits	(51)	(26)
Customer deposits	(3,594)	2,181
Deferred revenue	70	212
Interest payable	128	(48)

Net cash used in operating activities	(952)	(1,496)

INVESTING ACTIVITIES
Purchases of property and equipment	(186)	(122)

Net cash used in investing activities	(186)	(122)

FINANCING ACTIVITIES
Proceeds from notes payable	229	944
Proceeds from stock options exercised	3	91
Repayments of notes payable	—	(123)
Common stock exchanged for debt cancellation	30	—
Sale of common stock	1,000	—
Payments on capital lease obligations	(16)	(2)

Net cash provided by financing activities	1,246	910

Effect of exchange rate changes	(56)	103
Net increase (decrease) in cash and cash equivalents	52	(605)

Cash and cash equivalents at beginning of period	178	1,083

Cash and cash equivalents at end of period	$230	$478

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

(unaudited)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended March 31,
	2002	2001
Royalty obligation incurred in acquisition of Neuromag Oy	$—	$2,382
Adjustment of acquisition liabilities to goodwill	$—	$200
Property and equipment transfer to inventories for customer sale	$—	$186
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$56

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

        On December 22, 1999, 4-D Neuroimaging acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). Similar to 4-D, Neuromag Oy is engaged in the research, development, manufacturing and sales of MSI systems. The acquisition of Neuromag Oy has been accounted for under the purchase method of accounting. The Company paid $10 million in cash and agreed to pay Marconi an interest-free minimum royalty obligation of $312,500 per year for eight years totaling $2.5 million and a maximum of $5 million in royalties and additional consideration dependent upon the occurrence of certain future events. The minimum royalty obligation was recorded at acquisition at a net present value of $1.7 million using an imputed interest rate of approximately 10 percent. The fair value of net assets acquired was approximately $900,000. The purchase price in excess of the fair value of net assets acquired was recorded as goodwill totaling approximately $10.8 million and was amortized through fiscal year ended September 30, 2001. Thereafter, as required by SFAS No. 142, goodwill and certain intangibles will no longer be amortized, but instead tested for impairment at least annually. The Company has early adopted SFAS No. 142 in fiscal 2002. The Company performed an impairment analysis in consultation with an independent valuation firm in March 2002. Based on the analysis, the Company formed the opinion that 4-D has no goodwill impairment as of October 1, 2001 and for the six months ended March 31, 2002. The Company continues to review the impact of this statement and will make any necessary adjustments, as appropriate.

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

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 2002 and the results of its operations and its cash flows for the periods presented.

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

NOTE 2. BASIC AND DILUTED NET LOSS PER SHARE

        Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding as of March 31, 2002. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 3. BUSINESS RISKS AND UNCERTAINTIES

        The Company continues to experience serious liquidity issues and incurred net losses of $4,501,000, $8,127,000 and $7,464,000 in fiscal 2001, 2000 and 1999, respectively. The Company had negative cash flows from operations of $4,153,000, $5,217,000 and $8,602,000 in fiscal 2001, 2000 and 1999, respectively. For the quarter ended March 31, 2002 the Company incurred a net loss of $826,000 and had negative cash flow from operations of $952,000. At March 31, 2002 the Company had an accumulated deficit of $112,953,000, shareholder equity of $3,497,000 and a working capital deficiency of $3,592,000. On March 31, 2002 the Company had restricted cash of $202,000. Neuromag Oy has bank guarantees related to a system for approximately $140,000 and other miscellaneous guarantees of approximately $44,000.

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

        Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MEG/MSI systems, it expects to have sufficient cash to continue operations through July 2002 without taking into account cash requirements for maturities of its notes payable. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. The Company is working with these shareholders and related parties to renegotiate, reduce or repay its debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital and funds will be available, or that its existing debt can be renegotiated on terms acceptable to the Company, if at all.

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

        In the publication of the CPT codes on November 1, 2001, the reimbursement level to be paid for the use of the equipment, also known as the Technical Component fee, was designated to be carrier based. This means that each insurance carrier will independently assign a payment level. The Company will work with each of its customers and prospects to establish appropriate reimbursement levels with the carriers used by their patients. This has been the method of reimbursement that the Company's customers have been using for up to eight years and, with the Company's help, have been able to obtain satisfactory levels of reimbursement. The Company will continue to work with its customers, with the added advantage of having the CPT code available.

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

        The Corporation's officers are authorized on behalf of the Company to offer and issue up to 15,000,000 shares of the Company's common stock at a price not less than $0.13 per share. In the three month period ended March 31, 2002, 7,692,308 shares were issued to an outside investor in a private placement transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $1,000,000.

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

        On April 26, 2001 the Company reached an agreement with AIG in which $8.951 million of the principal and accrued interest of the loan was converted into shares of the Company's common stock as part of a private placement. The remainder, approximately $3 million of the loan, was restructured. As restructured, the loan in the principal amount of $3.357 million from AIG matures in July 2002 and the interest rate was set at 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway Co. Ltd., or Scaloway, a guarantee in the amount of $2.2 million by Bank Julius Baer & Co. AG in Zurich, Switzerland, and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary located in Helsinki, Finland. If 4-D defaults under the AIG loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy. In connection with the April 2001 private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of 4-D's common stock issued to AIG, Scaloway has sole voting and dispositive power over these shares. Martin Velasco Gomez, a member of 4-D's board of directors, is the beneficial owner of Scaloway.

        In June 2000, the Company obtained unsecured loans totaling approximately $835,000 from BDN and used approximately $485,000 of the proceeds to pay interest due under the AIG loan at June 30, 2000 in conjunction with extending the maturity of the loan from AIG to December 29, 2000. BDN is a Spanish company owned by three members of the Company's board of directors, Martin Egli, Enrique Maso and Martin Velasco Gomez. The BDN loans were originally due on September 30, 2000. During October 2000, the Company repaid approximately $123,000 of principal and $27,000 of interest for these loans and negotiated an extension of the maturities of the BDN loans until March 31, 2001. As part of a reduction in its capital BDN reassigned its rights under the BDN loans to Amaldos, S.A., MATRUST, S.L., International Sequoia Investments Limited and Swisspartners Investment Network Ltd. Dr. Maso is a majority shareholder in MATRUST, S.L. Mr. Velasco Gomez is a major investor in International Sequoia Investments Limited, or Sequoia. Mr. Egli is a member of the board of directors and a managing partner of Swisspartners Investment Network Ltd., or Swisspartners. An additional $18,500 of interest and $1,500 of principal was repaid before the majority of these loans were reassigned to the principals of BDN on April 15, 2001, excluding $30,000. Subsequently these reassigned loans were converted to equity on April 26, 2001 as part of a private placement, and the remaining $30,000 of principal was repaid to BDN at that time.

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

        Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $460,000 USD at March 31, 2002, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory financial accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

        In January 2002, 4-D obtained two unsecured loans from the Company's board of directors, each in the amount of $125,000, with an interest rate of 8% per annum. The principal and interest are due and payable in January 2003.

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

NOTE 5. INVENTORIES

        The composition of inventories is as follows (in thousands):

	March 31, 2002	September 30, 2001
	(unaudited)
Raw materials	$706	$734
Work-in process	2,700	3,021
Finished goods	2,803	3,556

	$6,209	$7,311

NOTE 6. SEGMENT AND GEOGRAPHIC INFORMATION

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

	Six Months Ended March 31, (unaudited)
	2002	2001
Revenues:
North America	$2,095,098	$3,188,428
Europe	1,008,944	434,830
Asia	1,963,964	1,975,645

	$5,068,006	$5,598,903

Long lived assets:
North America	$244,810	$470,322
Europe	639,913	763,094

	$884,723	$1,233,416

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB completed SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS No. 141 did not affect any of our previously reported amounts included in goodwill and other intangible assets.

        Effective June 1, 2001, we early adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually (second quarter 2002 goodwill amortization otherwise would have been $327,000, and $654,000 for the three and six months ended March 31, 2002). Goodwill was tested for impairment by comparing the fair value of 4-D to its carrying value (including goodwill). Fair value was determined using guidance from FASB Concept Statement No. 7, a market equity valuation methodology.

        Based on our initial impairment test, we determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

        In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate. The value of our amortized intangible assets as of March 31, 2002 is $175,000.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company has adopted SFAS No. 144 for fiscal year ending September 30, 2002. The Company continues to assess the impact of this statement and will make any necessary adjustments, if appropriate.

NOTE 8. SUBSEQUENT EVENT

        During April 2002 an additional 6,153,845 shares were issued to specified investors in a private placement in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $800,000. The participating investors include International Sequoia Investments Ltd., of which Martin Velasco Gomez, a member of 4-D's board of directors, is a major investor, and 4-D's board members Martin Egli, Enrique Maso, Galleon Graetz and Hans-Ueli Rihs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 2001. This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties including, but not limited to, those discussed in "Risks and Uncertainties." See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

        As of March 2002, 58 MEG/MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MEG/MSI examinations have been performed on patients and control subjects at our application development sites. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers. Since the first reimbursement for MEG/MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MEG/MSI procedures performed with our MEG/MSI systems.

        Magnes® and Biomagnetic Technologies® with the logo are registered trademarks of the Company by registration with the State of California and by registration with the U.S. Patent and Trademark Office. Biomagnetic Technologies™ and Magnetic Source Imaging™ are registered trademarks in the State of California. Neuromag™ and Vectorview™ are registered trademarks of the Company by registration with the Finnish National Board of Patents and Registration. The Company has applied for trademark registration with the U.S. Patent and Trademark Office for the following marks: 4-D Neuroimaging™, with and without the logo.

        Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of March 31, 2002, we had shipped 15 Magnes 2500 WH systems. In fiscal 2000, we completed the development of our next generation system, the Magnes 3600 WH that provides additional capabilities for the research market, and have delivered our first system to our customer. There are currently two Magnes 1300 C's in the field primarily being used to look at organs in the body other than the brain.

        Our wholly owned subsidiary, Neuromag Oy, is engaged in the research, development and manufacturing of MEG/MSI systems in Helsinki, Finland. Neuromag Oy developed and sold its first MEG/MSI system, the Neuromag 122 in 1994. Neuromag then introduced its next generation product, the Vectorview, in 1997. Both are whole head systems, designed to evaluate brain function.

        The current prices of our MEG/MSI systems generally range from approximately $1,000,000 to $2,500,000, depending upon system configuration. Major portions of our sales have been in foreign markets. We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. These value fluctuations may result in either a negative or positive cumulative translation adjustment. There can be no assurances that currency fluctuations will not reduce the dollar return to the Company on such sales if made in the future. The foreign currency gain for the second quarter of fiscal 2002 was $101,000. Although at March 31, 2002 and 2001, we did not have any open forward exchange contracts. We may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

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

        On February 19, 2002, 4-D Neuroimaging announced that it had concluded a distribution agreement with Elekta Instruments, Inc., a company engaged in the development, manufacture and sale of systems for radiosurgical therapy. Under the terms of this agreement, the marketing, sales and customer support resources of Elekta North and South America, a division of Elekta, will be applied to the sale and support of 4-D Neuroimaging products in the neurosurgical market.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Results for the interim periods presented in this report are not necessarily indicative of results that may be reported for any other interim period or for the entire fiscal year.

        It is our policy to recognize system sales revenues upon the final acceptance of the equipment by the customer. Additionally, as a part of our policy, we defer a portion of our systems sales revenues related to future service activities and recognize them over a minimum period of one year.

        We have recorded a goodwill asset that arose from the acquisition of Neuromag Oy in 1999. This asset is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 7 for further discussion regarding SFAS No. 142.

RESULTS OF OPERATIONS

        Total revenues for the second quarter and first six months of fiscal 2002 were $2,386,000 and $5,068,000, including $295,000 and $568,000 of service revenues, compared to $2,469,000 and $5,599,000 of total revenues, including $89,000 and $313,000 of service revenues, for the second quarter and first six months of fiscal 2001. This decrease in total revenues was due primarily to the recognition of revenue for two new MSI systems and one refurbished system in 2002 as compared to three new systems in 2001.

        Cost of revenues for the second quarter and first six months of fiscal 2002 were $1,963,000 and $4,195,000, compared to $2,465,000 and $3,969,000 for the second quarter and first six months of fiscal 2001. The reduction in the second quarter of fiscal 2002 as compared to fiscal 2001 was primarily a result of re-statement, expensing certain project costs associated with the production of Neuromag Oy's Vectorview units in fiscal 2001. The increase in cost of revenues in the six month period was related to one system having a higher cost in fiscal 2002 compared to the prior year period.

        Research and development expenses for the second quarter and first six months of fiscal 2002 amounted to $308,000 and $675,000, compared to $425,000 and $1,137,000 for the second quarter and first six months of fiscal 2001. The reduction in research and development expense in fiscal 2002 as compared to fiscal 2001 was due to a reduction in research and development personnel and expense associated with certain research programs due to both our increased focus on marketing and sales and our liquidity position. We believe current hardware product lines fulfill current marketing and sales requirements and do not require additional research and development expenditures at this time.

        Marketing and sales expenses amounted to $417,000 and $986,000 for the second quarter and first six months of fiscal 2002, compared to $418,000 and $932,000 for the second quarter and first six months of fiscal 2001. Marketing and sales expenses increased due to higher recruitment and consulting expenses.

        General and administrative expenses totaled $642,000 and $1,364,000 for the second quarter and first six months of fiscal 2002, compared to $833,000 and $1,530,000 for the second quarter and first six months of fiscal 2001. This decrease is primarily attributable to a reduction in professional services cost in fiscal 2002 and a reclassification of research and development cost at Neuromag Oy in fiscal 2001.

        We have early adopted SFAS No. 142 in fiscal 2002 which requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. Therefore, there was no goodwill amortization or impairment recognized in the second quarter and first six months of fiscal 2002, compared to $327,000 and $665,000 in the second quarter and first six months for the same prior year periods. We performed an impairment analysis in consultation with an independent valuation firm in March 2002. Based on the analysis, it is our opinion that 4-D has no goodwill impairment as of October 1, 2001 and for six months ended March 31, 2002. The Company continues to review the impact of this statement and will make any necessary adjustments, as appropriate.

        Interest expense totaled $77,000 and $147,000 for the second quarter and first six months of fiscal 2002, compared to $324,000 and $655,000 during the second quarter and first six months of fiscal 2001. The decrease in fiscal 2002 was the result of the cancellation of indebtedness in return for the issuance of common stock in the third quarter of fiscal 2001.

        Other income totaled $193,000 in the second quarter and $252,000 in the first six months of fiscal 2002, compared to $297,000 in the second quarter and $501,000 in the first six months of fiscal 2001. The decrease is primarily attributable to no income from our investment in Magnesensors during the first quarter of fiscal 2002 compared to $200,000 in income during the first quarter of fiscal 2001. During the first quarter of fiscal 2001, we notified Magnesensors that we would no longer continue to provide a $200,000 guarantee of indebtedness due to the termination of our contractual obligations to do so and our liquidity concerns. We had been providing the guarantee, and under the equity method of accounting for our investment in Magnesensors, had previously recorded our proportionate share of Magnesenors' losses to the extent of our debt guarantee.

        Provision for income taxes totaled $0 and $1,000 in the second quarter and first six months of fiscal 2002, compared to a tax benefit of $104,000 and $29,000 in the second quarter and first six months of fiscal 2001. The reduced tax provision in the first quarter of 2002 was due to the use of tax loss carryforwards at the Company's Neuromag Oy subsidiary in fiscal 2002 as compared to the first quarter of fiscal 2001.

        Net loss for the second quarter and first six months ended March 31, 2002 amounted to $826,000 and $2,040,000 compared to a net loss of $1,880,000 and $2,692,000 for the comparable periods in the prior fiscal year. The decrease in net loss for the second quarter of fiscal 2002 as compared to the prior year period is primarily due to the reduction of research and development expenses, general and administrative expenses and the discontinuance of goodwill amortization as required under SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

        We continue to experience serious liquidity issues and incurred net losses of $4,501,000, $8,127,000 and $7,464,000 in fiscal 2001, 2000 and 1999, respectively. We had negative cash flows from operations of $4,153,000, $5,217,000 and $8,602,000 in fiscal 2001, 2000 and 1999, respectively. For the quarter ended March 31, 2002, we incurred a net loss of $826,000 and had negative cash flows from operations of $952,000. At March 31, 2002, we had an accumulated deficit of $112,953,000, shareholders' equity of $3,497,000 and a working capital deficiency of $3,592,000. Neuromag Oy has bank guarantees related to a system for approximately $140,000 and other miscellaneous of approximately $44,000.

        The report of our independent public accountants on our financial statements included in the Form 10-K for the year ended September 30, 2001 contained a modification related to our ability to continue as a going concern.

        At March 31, 2002, we had a working capital deficit of $3,592,000 as compared to $2,433,000 at September 30, 2001. Our increased working capital deficiency resulted primarily from continued losses incurred in the first half of fiscal year 2002.

        Capital equipment expenditures totaled $134,000 including capitalization of a Magnetically Shielded Room for the second quarter of fiscal year 2002, compared to $11,000 for the second quarter of fiscal year 2001. Capital expenditures will continue to remain low due to our liquidity concerns.

        In an effort to address our operational and liquidity issues, we continue to work with our lenders, are attempting to raise additional capital and are developing cost reduction measures on a worldwide basis to bring our cost structure more in line with expected revenues. If we are not successful in initiating and executing these plans, we anticipate that capital, working capital and debt service requirements in fiscal 2002 will substantially exceed cash projected to be generated by MSI systems sales.

        We are authorized to offer and issue up to 15,000,000 shares of our common stock at a price not less than $0.13 per share through April 30, 2002. In the three month period ended March 31, 2002, 7,692,308 shares were issued to an outside investor in a private placement transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $1,000,000.

        During April 2002 an additional 6,153,845 shares were issued on the terms previously authorized in a private placement in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $800,000. The participating investors included Sequoia, of which Martin Velasco Gomez, a member of 4-D's board of directors, is a major investor, and 4-D's board members Martin Egli, Enrique Maso, Galleon Graetz and Hans-Ueli Rihs.

        Based on our current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MEG/MSI systems, we expect to have sufficient cash to continue operations through July 2002 without taking into account cash requirements for maturities of our notes payable. Historically, we have raised additional capital through our majority shareholders and related parties to fund continuing operations. We are working with these shareholders and related parties to renegotiate, reduce or repay our debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital and funds will be available or that existing debt can be renegotiated on terms acceptable to the Company, if at all.

        In December 1999, we acquired all of the issued and outstanding capital stock, or Shares, of Neuromag Oy pursuant to the terms of a share purchase agreement with Marconi. Under the terms of the share purchase agreement, we paid Marconi a total of $10,000,000 in cash for the purchase of the Shares and agreed to pay Marconi between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties under an ancillary royalty agreement over an eight-year period and additional consideration dependent upon the occurrence of specified future events. The acquisition was funded by a loan from AIG Bank.

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

        The $10,505,307 in cancellations of indebtedness consisted of a partial cancellation of indebtedness in the amount of $8,951,000 by AIG according to a letter agreement dated on or about April 25, 2001, between AIG and 4-D, full cancellations of indebtedness in the amounts of $872,867 and $224,875 by Swisspartners, a full cancellation of indebtedness in the amount of $224,875 by MATRUST, S.L., a full cancellation of indebtedness by Sequoia in the amount of $224,875, and a full cancellation of indebtedness in the amount of $6,815 from Amaldos, S.A. The full cancellations of indebtedness entered into between 4-D and each of Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners represent the portion of the debt assigned to each such entity by BDN, a Spanish company owned by three members of our board of directors, Martin Egli, Enrique Maso and Martin Velasco Gomez, upon its reduction of capital. Mr. Egli is also a member of the board of directors of AIG and is a managing partner of Swisspartners. Dr. Maso is a majority shareholder in MATRUST, S.L. Mr. Velasco Gomez is a major investor in Sequoia.

        The remainder of the AIG loan was restructured in connection with the April 2001 private placement transaction. As restructured, the loan in the principal amount of $3,357,000 from AIG Bank matures in July 2002 and the interest rate was set at 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. As amended, the AIG loan is secured by a pledge and assignment by Scaloway, a guarantee in the amount of $2,200,000 by Bank Julius Baer & Co. AG and all of the issued and outstanding shares of Neuromag Oy, our wholly-owned subsidiary. If we default under the AIG loan, then AIG has the right to exercise its security interests and take ownership of Neuromag Oy. Also, in connection with the private placement transaction, Scaloway agreed to convert certain assets pledged and assigned by Scaloway into an indirect ownership of all 42,623,810 shares of our common stock issued to AIG. Scaloway has sole voting and dispositive power over these shares. Mr. Velasco Gomez, a member of our board of directors, is the beneficial owner of Scaloway.

        Swisspartners, one of our principal shareholders, invested $2,000,000 in cash into us through its purchase of additional common stock in the April 2001 private placement transaction. In connection with the purchase by Swisspartners, our board of directors approved an increase in the current size of our board of directors from eight to nine to appoint Mr. Hans-Ueli Rihs to serve as a member of the board of directors effective May 2001. Mr. Hans-Ueli Rihs is also a member of the board of directors of Swisspartners. The $2,000,000 was used for general corporate purposes and to begin to focus our marketing efforts and leveraging the issuance of CPT codes for MEG.

        Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $460,000 USD at March 31, 2002, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory financial accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

        In January 2002, 4-D obtained two unsecured loans from the Company's board of directors, each in the amount of $125,000, with an interest rate of 8% per annum. The principal and interest are due and payable on January 2003.

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

        We require additional capital to fund working capital and debt service on an ongoing basis. We restructured our loans in April 2001 and have a principal balance due to AIG Private Bank, Ltd., Zurich Switzerland, in July 2002 of $3,357,000 plus related interest. We will need to obtain additional financing to fund operations and repay the notes and interest. If we default under the AIG loan, AIG could exercise its rights in its security interests and take ownership of Neuromag Oy. We may not be able to arrange additional financing or restructure our debt on terms acceptable to us, if at all.

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
  $8,127,000 of losses in fiscal 2000, and

  •
  $7,464,000 of losses in fiscal 1999

        In the last three years our negative cash flows from operations have been as follows:

  •
  $4,153,000 in fiscal 2001,

  •
  $5,217,000 in fiscal 2000, and

  •
  $8,602,000 in fiscal 1999

        At March 31, 2002, our accumulated deficit was $112,953,000, our shareholders' equity was $3,497,000 and we had negative working capital of $3,592,000. Our negative working capital at March 31, 2002 resulted primarily from continued losses incurred in the first quarter of fiscal year 2002. In an effort to address our operational and liquidity issues, we continue to work with our lenders, are attempting to raise additional capital and are developing cost reduction measures on a worldwide basis to bring our cost structure more in line with expected revenues. If we are not successful in initiating and executing these plans, we anticipate that capital, working capital and debt service requirements in fiscal 2002 will substantially exceed cash projected to be generated by MEG/MSI systems sales.

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

        We cannot predict what adverse effect, if any, future legislation or FDA regulations may have on the MEG/MSI market and our financial results. Medical industry cost containment trends may impose restrictions on sizeable third-party reimbursements for diagnostic procedures, limiting the market opportunity. Further, if federal or foreign government agencies or any state legislature enacts legislation or guidelines relating to our business or the health care industry that create additional business hurdles, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected.

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer

        A significant portion of our sales to date have been in foreign markets. Revenues from international sales represented 57% of our revenues of MEG/MSI systems for the year ended September 30, 2001 compared to 99% in fiscal 2000. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at March 31, 2002 and 2001 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. We believe that a hypothetical 10% change in foreign currency exchange rates would not materially change our current financial position and results of operations. However, these risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

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

        If Elekta North and South America is ineffective in distribution our products in the U.S., sales may suffer.

        Historically, we have undertaken the sales and support of our products in the U.S. directly with our own staff. We have now entered into a distribution agreement with Elekta North and South America. We believe the resources that can now be brought to bear on the sales of our products in the neurosurgery market will lead to increased sales. But it is possible that this new distributor will not prove effective in marketing our products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On March 31, 2001, the Company had approximately $12,600,000 outstanding under London Interbank Offered Rate based variable rate indebtedness. Subsequent to March 31, 2001, we retired approximately $10,500,000 of our outstanding debt and restructured approximately $3,357,000 of our remaining debt owed to AIG Private Bank Ltd. in connection with a private placement transaction which was consummated on or about April 26, 2001. Under the restructured loan terms, the maturity date has been extended to July 31, 2002 and the interest rate on the AIG loan was fixed at 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. Because a major portion of the Company's current indebtedness is at a fixed rate, the Company does not expect changes in interest rates to have a material adverse effect on the Company during the 2002 fiscal year. See Part I, Item 2, "Liquidity and Capital Resources" of this report for additional detail with regard to the restructuring of the AIG loan and the private placement transaction.

        For additional information required by this item regarding market risks related to fluctuations in foreign currency exchange rates, see our discussion under "Risks and Uncertainties—If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer" under Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        We are authorized on behalf of the Company to offer and issue up to 15,000,000 shares of the Company's common stock at a price not less than $0.13 per share. In the three month period ended March 31, 2002, 7,692,308 shares were issued to a non-affiliated, individual investor in a private placement transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $1,000,000. This private placement was consummated on March 11, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held its annual meeting of shareholders on March 15, 2002 and proxies for such meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to the Company's nominees for directors as listed in the proxy statement and all such nominees were elected. In addition, the following matters were adopted by the shareholders at the annual meeting.

(a)
The following members of the Board of Directors were elected to serve until the next annual meeting and until their successors are elected and qualified:

I.
Election of Directors:

Nominees	Votes For	Votes Withheld	Votes Abstain	Unvoted
D. Scott Buchanan	114,945,865	158,065	—	30,157,737
Martin P. Egli	114,945,865	158,065	—	30,157,737
Enrique Maso	114,942,665	161,265	—	30,157,737
Felipe Fernandez Atela	114,942,315	161,615	—	30,157,737
Antti Ahonen	114,922,498	181,432	—	30,157,737
Martin Velasco Gomez	114,942,715	161,215	—	30,157,737
Galleon Graetz	114,942,715	161,215	—	30,157,737
Benjamin Chasco	114,945,515	158,415	—	30,157,737
Hans-Ueli Rihs	114,945,465	158,465	—	30,157,737
(b)
To ratify the selection of Swenson Advisors, LLP as independent accountants for the fiscal year ending September 30, 2002.

II.
Ratification and approval of the selection of Swenson Advisors, LLP as independent accountants for the fiscal year ending September 30, 2002.

Votes For	Votes Against	Votes Abstain	Unvoted
115,016,024	66,831	21,075	30,157,737
(c)
To approve an amendment to the Corporation's Fifth Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000 shares.

III.
Ratification and approval to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000 shares.

Votes For	Votes Against	Votes Abstain	Unvoted
114,781,572	297,514	24,844	30,157,737
(d)
To approve an amendment to the 1997 Stock Incentive Plan (the "1997 Plan") that will increase the maximum number of shares of common stock reserved for issuance over the term of the 1997 Plan by an additional 2,000,000 shares to 10,000,000 shares.

  IV.
  Ratification and approval to increase the maximum number of shares of common stock reserved for issuance over the term of the 1997 Plan by an additional 2,000,000 shares to 10,000,000 shares.

Votes For	Votes Against	Votes Abstain	Unvoted
114,670,003	405,013	28,914	30,157,737
(e)
To approve a new Employee Stock Purchase Plan ("ESPP") that will serve as the successor plan to the 1992 employee stock purchase plan which expired in the year 2001. Three (3) million shares of common stock will be set aside for issuance under the new ESPP which will have a term of ten (10) years.

V.
Ratification and approval of a new Employee Stock Purchase Plan ("ESPP") that will serve as the successor plan to the 1992 employee stock purchase plan which expired in the year 2001. Three (3) million shares of common stock will be set aside for issuance under the new ESPP which will have a term of ten (10) years.

Votes For	Votes Against	Votes Abstain	Unvoted
114,581,153	485,113	37,664	30,157,737

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit No.	Description
	3.1	Sixth Amended and Restated Articles of Incorporation
3.2	Restated By-Laws
This exhibit was previously filed as a part of, and is hereby incorporated by reference to, the same numbered exhibit in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1 Registration Statement No. 33-29095, filed June 7, 1989, as amended by Amendment No. 1, filed June 13, 1989, Amendment No. 2, filed July 21, 1989 and Amendment No. 3, filed July 28, 1989.
	10.1	Form of Common Stock Purchase Agreement
	10.2	Elekta Agreement dated February 1, 2002
(b)	Reports on Form 8-K
None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING
May 10, 2002 Date	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer
May 10, 2002 Date	/s/ EUGENE C. HIRSCHKOFF Eugene C. Hirschkoff Vice President Corporate Secretary

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
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES