Form 10-Q
period 2002-06-30
4-D NEUROIMAGING
filed 2002-08-14
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        The number of shares outstanding of the registrant's common stock, no par value, as of August 12, 2002 was 160,338,589 shares.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4-D NEUROIMAGING

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
Cash and cash equivalents	$572	$178
Restricted cash	68	546
Accounts receivable, less allowance for doubtful accounts of $210	1,188	3,136
Inventories	4,080	7,311
Prepaid expenses and other	152	898

Total current assets	6,060	12,069
Property and equipment, net	644	728
Goodwill, net	8,177	8,177
Deferred income taxes	670	588
Other assets	248	262

Total assets	$15,799	$21,824

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$3,840	$3,357
Accounts payable	1,712	2,357
Accrued liabilities	1,125	1,239
Accrued salaries and employee benefits	481	558
Customer deposits	336	6,459
Deferred revenues	340	204
Current portion of royalty obligation	312	312
Current portion of capital lease obligations	11	16

Total current liabilities	8,157	14,502
Notes payable	524	481
Royalty obligation, net of current portion	1,108	1,122
Customer deposits	1,000	1,108
Deferred revenues	377	35
Capital lease obligations, net of current portion	—	17

Total liabilities	11,166	17,265

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Common stock—no par value; 300,000,000 shares authorized; 159,107,820 and 145,018,629 shares issued and outstanding as of June 30, 2002 and September 30, 2001, respectively	114,533	112,700
Additional paid-in capital	3,007	3,007
Accumulated deficit	(112,700)	(110,913)
Accumulated other comprehensive loss	(207)	(235)

Total shareholders' equity	4,633	4,559

Total liabilities & shareholders' equity	$15,799	$21,824

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Product sales	$5,061	$996	$9,561	$6,282
Product services	195	169	763	482

	5,256	1,165	10,324	6,764

COST OF REVENUES
Product	3,175	693	6,866	4,368
Product services	302	152	806	446

	3,477	845	7,672	4,814

GROSS MARGIN	1,779	320	2,652	1,950

OPERATING EXPENSES
Research and development	316	458	992	1,594
Marketing and sales	489	449	1,475	1,381
General and administrative	450	817	1,813	2,347
Goodwill amortization	—	327	—	992

	1,255	2,051	4,280	6,314

OPERATING INCOME (LOSS)	524	(1,731)	(1,628)	(4,364)
Interest expense	(64)	(190)	(211)	(844)
Interest income	4	(17)	12	50
Other income, net	(210)	196	42	697

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	254	(1,742)	(1,785)	(4,461)
Provision (benefit) for income taxes	—	17	1	(12)

NET INCOME (LOSS)	$254	$(1,759)	$(1,786)	$(4,449)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.002	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	158,634	127,537	150,285	99,380

COMPREHENSIVE LOSS:
Net income (loss)	$254	$(1,759)	$(1,786)	$(4,449)
Cumulative translation adjustment	84	(18)	28	85

Comprehensive income (loss)	$338	$(1,777)	$(1,758)	$(4,364)

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net loss	$(1,786)	$(4,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	254	302
Amortization of goodwill	—	1,192
Amortization of minimum royalty obligation	(122)	(361)
Deferred income taxes	(81)	18
Changes in operating assets and liabilities:
Restricted cash	478	155
Accounts receivable	1,947	399
Inventories	3,230	(483)
Prepaid expenses and other	746	(436)
Other assets	14	101
Accounts payable	(644)	(1,313)
Accrued liabilities	(72)	(400)
Accrued salaries and employee benefits	(77)	104
Customer deposits	(6,123)	2,735
Deferred revenue	478	176
Interest payable	(41)	(247)

Net cash used in operating activities	(1,799)	(2,507)

INVESTING ACTIVITIES
Purchases of property and equipment	(171)	(864)

Net cash used in investing activities	(171)	(864)

FINANCING ACTIVITIES
Proceeds from notes payable	525	—
Proceeds from stock options exercised	3	—
Repayments of notes payable	—	(123)
Proceeds from issuance of common stock	30	12,598
Sale of common stock	1,800	—
Payments on capital lease obligations	(22)	(21)
Repayment of notes payable	—	(9,226)

Net cash provided by financing activities	2,336	3,228

Effect of exchange rate changes	28	85
Net increase (decrease) in cash and cash equivalents	394	(58)

Cash and cash equivalents at beginning of period	178	1,083

Cash and cash equivalents at end of period	$572	$1,025

See notes to consolidated financial statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

(unaudited)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended June 30,
	2002	2001
Royalty obligation incurred in acquisition of Neuromag Oy	$—	$2,382
Adjustment of acquisition liabilities to goodwill	$—	$200
Property and equipment transfer to inventories for customer sale	$—	$790
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$—	$76

See notes to consolidated financial statements

4-D NEUROIMAGING

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1.    BUSINESS AND BASIS OF PRESENTATION

        4-D Neuroimaging, formerly Biomagnetic Technologies, Inc., a California corporation, originally founded in 1970 to produce equipment for physics labs, currently develops, manufactures, markets and sells medical instrumentation that allows physicians to monitor how the body is functioning, and provides an important tool to neuroscientists helping them to unravel how the brain functions. The basic technology is referred to as either Magnetic Source Imaging, or MSI, or when specific to the brain, Magnetoencephalography, or MEG. MEG/MSI systems locate and measure magnetic fields generated by the human body, and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. These measurements provide useful information about the normal and abnormal functioning of the brain, heart, spine and other organs. Currently, the Company is focusing its efforts on MEG/MSI applications for the brain.

        On December 22, 1999, 4-D Neuroimaging acquired all of the issued and outstanding capital stock ("Shares") of Neuromag Oy pursuant to the terms of a Share Purchase Agreement, by and between Marconi Medical Systems, Inc. ("Marconi") and 4-D (the "Share Purchase Agreement"). Similar to 4-D, Neuromag Oy is engaged in the research, development, manufacturing and sales of MSI systems. The acquisition of Neuromag Oy has been accounted for under the purchase method of accounting. The Company paid $10 million in cash and agreed to pay Marconi an interest-free minimum royalty obligation of $312,500 per year for eight years totaling $2.5 million and a maximum of $5 million in royalties and additional consideration dependent upon the occurrence of certain future events. The minimum royalty obligation was recorded at acquisition at a net present value of $1.7 million using an imputed interest rate of approximately 10 percent. The fair value of net assets acquired was approximately $900,000. The purchase price in excess of the fair value of net assets acquired was recorded as goodwill totaling approximately $10.8 million and was amortized through fiscal year ended September 30, 2001. Thereafter, as required by SFAS No. 142, goodwill and certain intangibles will no longer be amortized, but instead tested for impairment at least annually. The Company has early adopted SFAS No. 142 in fiscal 2002. The Company performed an impairment analysis in consultation with an independent valuation firm in March 2002. Based on the analysis, the Company formed the opinion that 4-D has no goodwill impairment as of October 1, 2001. The Company continues to review the impact of this statement and will make any necessary adjustments, as appropriate.

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

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 2002 and the results of its operations and its cash flows for the periods presented.

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

NOTE 2.    BASIC AND DILUTED NET LOSS PER SHARE

        Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding as of June 30, 2002. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 3.    BUSINESS RISKS AND UNCERTAINTIES

        The Company continues to experience serious liquidity issues and incurred net losses of $4,501,000, $8,127,000 and $7,464,000 in fiscal 2001, 2000 and 1999, respectively. The Company had negative cash flows from operations of $4,153,000, $5,217,000 and $8,602,000 in fiscal 2001, 2000 and 1999, respectively. For the quarter ended June 30, 2002 the Company recognized a net profit of $254,000 due to recognition of revenue on the sale of four units and had negative cash flow from operations of $1,799,000 for the nine months ended June 30, 2002. Sales and associated revenue recognition remains variable from quarter to quarter due to low unit sale and high unit prices. At June 30, 2002 the Company had an accumulated deficit of $112,700,000, shareholder equity of $4,633,000 and a working capital deficiency of $2,097,000. On June 30, 2002 the Company had restricted cash of $68,000, of which $51,000 relates to Neuromag Oy and $17,000 to the U.S operations.

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

        Based on the Company's current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MEG/MSI systems, the Company expects to have sufficient cash to continue operations through August 2002 without taking into account cash requirements for maturities of its notes payable. Historically, the Company has raised additional capital through its majority shareholders and related parties to fund continuing operations. The Company is working with these shareholders and related parties to renegotiate, reduce or repay its debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital and funds will be available, or that its existing debt can be renegotiated on terms acceptable to the Company, if at all.

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

        In the publication of the CPT codes on November 1, 2001, the reimbursement level to be paid for the use of the equipment, also known as the Technical Component fee, was designated to be carrier based. This means that each insurance carrier will independently assign a payment level. The Company will work with each of its customers and prospects to establish appropriate reimbursement levels with the carriers used by their patients. This has been the method of reimbursement that the Company's customers have been using for up to eight years and, with the Company's help, have been able to obtain satisfactory levels of reimbursement. The Company will continue to work with its customers, with the added advantage of having the CPT codes available.

        The CPT codes became available for use starting in January 2002. They provide the basis for the first routine reimbursement for MEG. The first code is used primarily for the evaluation of candidates for epilepsy surgery, while the other two codes are used for pre-surgical functional mapping procedures. The Company's current sales strategies in the U.S. focus on the development of commercially viable sales to clinical users. It is always difficult to predict the adoption rate of a new modality, but with the assignment of CPT codes the Company believes that it has a new and powerful sales tool.

        In December 2001, the CMS published the Ambulatory Patient Cost, or APC, codes. APC codes are cost-based codes that set the technical fee that Medicare will pay for ambulatory patients being treated within the hospital. MEG was assigned to the "New Technology" section of the codes. Within this section are reimbursement levels from $0 to $6,000 per procedure. MEG was assigned to what the Company believes is an inappropriately low level of approximately $150 per procedure. MEG users and the AAN are in the process of appealing this assignment. In August of 2002 the CMS published a new proposed rule establishing what the Company believes are more reasonable levels of reimbursement for MEG studies. This proposed rule provides for reimbursement levels from $850 to $2,500 for the three different CPT codes that have been established for MEG. The rule will be open for comment for 60 days. Barring any changes, this rule will go into effect January 1, 2003.

        As of July 31, 2002, outstanding debt owed to AIG Private Bank Ltd., or AIG, in the principal amount of $3,590,000 and accrued interest in the amount of approximately $39,000 was due and payable in full. The Company has failed to make this payment and is currently in negotiation with the bank for an extension of the debt, but there can be no assurance that the remaining debt can be restructured on terms acceptable to the Company, if at all. See Note 4 of this report for additional information regarding the debt owed to AIG.

        The Corporation's officers are authorized on behalf of the Company to offer and issue up to 15,000,000 shares of the Company's common stock at a price not less than $0.13 per share. In the three month period ended June 30, 2002, 6,153,845 shares were issued to specified investors in a private placement in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $800,000. The participating investors include International Sequoia Investments Ltd., of which 4-D board member Martin Velasco Gomez is a major investor, an outside investor, and 4-D's board members Enrique Maso and Hans-Ueli Rihs.

        The report of the Company's independent public accountants on the Company's financial statements included in its Form 10-K for the year ended September 30, 2001 contained a modification related to its ability to continue as a going concern.

NOTE 4.    DEBT OBLIGATIONS

        To acquire the shares of Neuromag Oy in 1999, the Company obtained a loan from AIG totaling $11 million that is secured by the entire share capital of Neuromag Oy and is guaranteed by an entity affiliated with Martin Egli, a member of the Company's board of directors. Mr. Egli also serves on AIG's board of directors. The $11 million loan was restructured in July 2000, which extended the original maturity date from June 30, 2000 to December 29, 2000 and the principal amount was increased to $11.4 million. On December 29, 2000, the Company did not make payment at maturity of the loan. Effective February 15, 2001, the Company and AIG reached an agreement in principle, extending the maturity date to July 20, 2001, increasing the loan principal to approximately $12 million (capitalizing accrued interest of approximately $550,000 into the loan principal) and obtaining additional guarantees of indebtedness from another bank.

        On April 26, 2001 the Company reached an agreement with AIG in which $8.951 million of the principal and accrued interest of the loan was converted into shares of the Company's common stock as part of a private placement. The remainder, approximately $3 million of the loan, was restructured. As restructured, the loan in the principal amount of $3.357 million from AIG matured in July 2002. The interest rate was set at 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. On May 15, 2002 the accrued interest in the amount of $232,000 was capitalized increasing the loan balance to $3,590,000. As amended, the AIG loan is secured by a pledge and assignment by Scaloway Co. Ltd., or Scaloway, a guarantee in the amount of $2.2 million by Bank Julius Baer & Co. AG in Zurich, Switzerland, and all of the issued and outstanding shares of Neuromag Oy, 4-D's wholly-owned subsidiary located in Helsinki, Finland. Martin Velasco Gomez, a member of 4-D's board of directors, is the beneficial owner of Scaloway.

        As of July 31, 2002 the AIG loan was due and payable in full. The Company has failed to make this payment and is currently in negotiation with AIG for an extension of the debt. If these negotiations are not successful and 4-D is held in default under the loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy. As of August 14, 2002 AIG has not exercised its security interest and is continuing negotiations.

        Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 528,000 in Euros, which equaled approximately 524,000 USD at June 30, 2002, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory financial accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

        In January 2002, 4-D obtained two unsecured loans from specified members of the Company's board of directors, each in the amount of $125,000, with an interest rate of 8% per annum. The principal and interest are due and payable in January 2003.

NOTE 5.    INVENTORIES

        The composition of inventories is as follows (in thousands):

	June 30, 2002	September 30, 2001
	(unaudited)
Raw materials	$638	$734
Work-in process	2,164	3,021
Finished goods	1,278	3,556

	$4,080	$7,311

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

	Nine Months Ended June 30, (unaudited)
	2002	2001
Revenues:
North America	$4,065,586	$3,294,000
Europe	1,089,095	524,000
Asia	5,169,301	2,946,000

	$10,323,982	$6,764,000

Long lived assets:
North America	$216,164	$1,106,762
Europe	623,274	724,612

	$839,438	$1,831,374

NOTE 7.    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB completed SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 30, 2001. The application of SFAS No. 141 did not affect any of the Company's previously reported amounts included in goodwill and other intangible assets.

        Effective June 1, 2001, the Company early adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting requirements for goodwill and other intangible assets. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually (third quarter 2002 goodwill amortization otherwise would have been $327,000, and $981,000 for the three and nine months ended June 30, 2002). Goodwill was tested for impairment by comparing the fair value of 4-D to its carrying value (including goodwill). Fair value was determined using guidance from FASB Concept Statement No. 7.

        Based on the Company's initial impairment test, done in consultation with an independent valuation firm, it determined that none of the goodwill recorded was impaired. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

        In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The value of the Company's amortized intangible assets as of June 30, 2002 is $195,000.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company has adopted SFAS No. 144 for fiscal year ending September 30, 2002. The Company continues to assess the impact of this statement and will make any necessary adjustments, if appropriate.

NOTE 8.    SUBSEQUENT EVENT

        On July 10, 2002, the Company's officers were authorized to offer and issue up to an additional 15,000,000 shares of the Company's common stock at a price not less than $0.13 per share. During July 2002 an additional 1,230,769 shares were issued to an outside investor in a private placement transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $160,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 2001. This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties including, but not limited to, those discussed in "Risks and Uncertainties." See "Factors that May Affect Future Results" and "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        The Company is experiencing serious operating and liquidity issues. These issues are discussed in more detail under the footnotes to the Company's consolidated financial statements and "Results of Operations," "Liquidity and Capital Resources," "Factors that May Affect Future Results" and "Risks and Uncertainties" included elsewhere in this report.

        Magnes® and Biomagnetic Technologies® with the logo are registered trademarks of the Company by registration with the State of California and by registration with the U.S. Patent and Trademark Office. Biomagnetic Technologies™ and Magnetic Source Imaging™ are registered trademarks in the State of California. Neuromag™ and Vectorview™ are registered trademarks of the Company by registration with the Finnish National Board of Patents and Registration. The Company has applied for trademark registration with the U.S. Patent and Trademark Office for 4-D Neuroimaging™, with and without the logo.

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

        As of June 2002, 58 of the Company's MEG/MSI systems are installed in medical and research institutions worldwide, and more than 5,000 MEG/MSI examinations have been performed on patients and control subjects at our application development sites. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers. Since the first reimbursement for MEG/MSI procedures was received in September 1993, more than 200 insurance companies have approved reimbursement on a case-by-case basis for certain MEG/MSI procedures performed with our MEG/MSI systems.

        Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C. The Magnes 2500 WH allows for examination of the entire brain at once and is designed for evaluating ambulatory or critically ill patients in seated or fully reclined positions. As of June 30, 2002, we had shipped 16 Magnes 2500 WH systems. In fiscal 2000, we completed the development of our next generation system, the Magnes 3600 WH that provides additional capabilities for the research market, and have delivered our first system to our customer. There are currently two Magnes 1300 C's in the field primarily being used to look at organs in the body other than the brain.

        Our wholly owned subsidiary, Neuromag Oy, is engaged in the research, development and manufacturing of MEG/MSI systems in Helsinki, Finland. Neuromag Oy developed and sold its first MEG/MSI system, the Neuromag 122 in 1994. Neuromag then introduced its next generation product, the Vectorview, in 1997. Both are whole head systems, designed to evaluate brain function.

        The current prices of our MEG/MSI systems generally range from approximately $1,000,000 to $2,500,000, depending upon system configuration. Major portions of our sales have been in foreign markets. We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. These value fluctuations may result in either a negative or positive cumulative translation adjustment. There can be no assurances that currency fluctuations will not reduce the dollar return to the Company on such sales if made in the future. The foreign currency gain for the third quarter of fiscal 2002 was $84,000. At June 30, 2002 and 2001, we did not have any open forward exchange contracts. We may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

        Since concentrating on the development of our MEG/MSI systems, our corporate strategy and commitment of resources have focused on long-term product applications and continued product development.

        We believe that to date the relatively small number of proven medical applications for MEG/MSI systems, the lack of routine reimbursement for MEG/MSI procedures and the uncertainty of product acceptance in the U.S. market have limited system sales. With the issuance of CPT codes for MEG, and with more appropriate reimbursement levels potentially becoming available in January of 2003 through the publication of new APC rules, we believe clinical acceptance of MEG/MSI systems may increase. It is not possible to reliably predict the timing and extent of future product sales due to the long sales cycles and the uncertainties in the rate of impact the CPT codes will have on the market. We do not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MEG/MSI system may have a significant impact on our financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

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

        It is our policy to recognize system sales revenues upon the final acceptance of the equipment by the customer. Additionally, as a part of our policy, we defer a portion of our systems sales revenues related to future service activities and recognize them over the term of the service commitment, for at least a minimum period of one year.

        We have recorded a goodwill asset that arose from the acquisition of Neuromag Oy in 1999. This asset is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." See Note 7 for further discussion regarding SFAS No. 142.

RESULTS OF OPERATIONS

        Total revenues for the third quarter and first nine months of fiscal 2002 were $5,256,000 and $10,324,000, including $195,000 and $763,000 of service revenues, compared to $1,165,000 and $6,764,000 of total revenues, including $169,000 and $482,000 of service revenues, for the third quarter and first nine months of fiscal 2001. This increase in total revenues was due to seven systems sold in fiscal 2002 as compared to five systems sold in 2001.

        Cost of revenues for the third quarter and first nine months of fiscal 2002 were $3,477,000 and $7,672,000, compared to $845,000 and $4,814,000 for the third quarter and first nine months of fiscal 2001. The increase in cost of revenues in the three month and nine month periods was related to the increase in our systems sales volume in fiscal 2002 as compared to fiscal 2001.

        Gross margins for the third quarter and first nine months of fiscal 2002 were $1,779,000 and $2,652,000 compared to $320,000 and $1,950,000 for the third quarter and first nine months of fiscal 2001. The gross margin percentage fluctuation was primarily due to the increased systems sales volume in fiscal 2002 as compared to fiscal year 2001 and the greater overhead absorption over a greater number of accepted systems.

        Research and development expenses for the third quarter and first nine months of fiscal 2002 amounted to $316,000 and $992,000, compared to $458,000 and $1,594,000 for the third quarter and first nine months of fiscal 2001. The reduction in research and development expense in fiscal 2002 as compared to fiscal 2001 was due to a reduction in research and development personnel and expense associated with certain research programs due to both our increased focus on marketing and sales and our liquidity position. We believe our current hardware product lines fulfill current marketing and sales requirements and do not require additional research and development expenditures at this time.

        Marketing and sales expenses amounted to $489,000 and $1,475,000 for the third quarter and first nine months of fiscal 2002, compared to $449,000 and $1,381,000 for the third quarter and first nine months of fiscal 2001. Marketing and sales expenses increased due to higher recruitment and consulting expenses

        General and administrative expenses totaled $450,000 and $1,813,000 for the third quarter and first nine months of fiscal 2002, compared to $817,000 and $2,347,000 for the third quarter and first nine months of fiscal 2001. This decrease is primarily attributable to a reduction in professional services and insurance costs in fiscal 2002 and a reclassification of research and development costs at Neuromag Oy in fiscal 2001.

        We have early adopted SFAS No. 142 in fiscal 2002 which requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. Therefore, there was no goodwill amortization or impairment recognized in the third quarter and first nine months of fiscal 2002, compared to $327,000 and $992,000 in the third quarter and first nine months for the same prior year periods. We performed an impairment analysis in consultation with an independent valuation firm in March 2002. Based on the analysis, it is our opinion that 4-D has no goodwill impairment as of October 1, 2001. The Company continues to review the impact of this statement and will make any necessary adjustments, as appropriate.

        Interest expense totaled $64,000 and $211,000 for the third quarter and first nine months of fiscal 2002, compared to $190,000 and $844,000 during the third quarter and first nine months of fiscal 2001. The decrease in fiscal 2002 was the result of the cancellation of indebtedness in return for the issuance of common stock in the third quarter of fiscal 2001.

        Other income totaled a loss of $210,000 in the third quarter and a gain of $42,000 in the first nine months of fiscal 2002, compared to a gain of $196,000 in the third quarter and $697,000 in the first nine months of fiscal 2001. The quarterly loss was primarily due to foreign currency loss. The decrease is primarily attributable to no income from our investment in Magnesensors during fiscal 2002 compared to $200,000 in income during fiscal 2001. During fiscal 2001, we notified Magnesensors that we would no longer continue to provide a $200,000 guarantee of indebtedness due to the termination of our contractual obligations to do so and our liquidity concerns. We had been providing the guarantee, and under the equity method of accounting for our investment in Magnesensors, had previously recorded our proportionate share of Magnesensors' losses to the extent of our debt guarantee.

        Provision for income taxes totaled $0 and $1,000 in the third quarter and first nine months of fiscal 2002, compared to $17,000 in the third quarter and a tax benefit of $12,000 for the first nine months of fiscal 2001. The reduced tax provision in 2002 was due to the use of tax loss carryforwards at the Company's Neuromag Oy subsidiary in fiscal 2002 as compared to 2001.

        Net income for the third quarter and a loss in the first nine months ended June 30, 2002 was $254,000 and $1,786,000 compared to a net loss of $1,759,000 and $4,449,000 for the comparable periods in the prior fiscal year. The profit in the third quarter and the reduction in net loss for the year, as compared to the prior year period, is primarily due to the increased sales volume in fiscal 2002, the reduction of research and development expenses and general and administrative expenses and the discontinuance of goodwill amortization as required under SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

        We continue to experience serious liquidity issues and incurred net losses of $4,501,000, $8,127,000 and $7,464,000 in fiscal 2001, 2000 and 1999, respectively. We had negative cash flows from operations of $4,153,000, $5,217,000 and $8,602,000 in fiscal 2001, 2000 and 1999, respectively. For the quarter ended June 30, 2002, we recognized a net profit of $254,000 and had negative cash flows from operations of $1,799,000 for the nine month period ended June 30, 2002. At June 30, 2002, we had an accumulated deficit of $112,700,000, shareholders' equity of $4,633,000 and a working capital deficiency of $2,097,000. On June 30, 2002 we had restricted cash of $68,000, of which $51,000 relates to Neuromag Oy and $17,000 to the U.S. operations.

        The report of our independent public accountants on our financial statements included in the Form 10-K for the year ended September 30, 2001 contained a modification related to our ability to continue as a going concern.

        At June 30, 2002, we had a working capital deficit of $2,097,000 as compared to $2,433,000 at September 30, 2001. Our working capital deficiency decreased primarily from the reduction of customer deposits due to recognition of revenue on several systems.

        Capital equipment expenditures totaled $4,000 for the third quarter of fiscal year 2002, compared to $815,000 for the third quarter of fiscal year 2001. Capital expenditures for fiscal year 2001 included a transfer from inventory to a customer, which has since been returned to demonstration inventory. Capital expenditures will continue to remain low due to our liquidity concerns.

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

        On February 22, 2002 we were authorized to offer and issue up to 15,000,000 shares of our common stock at a price not less than $0.13 per share through April 30, 2002. In the three month period ended March 31, 2002, 7,692,308 shares were issued to an outside investor in a private placement transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $1,000,000.

        During April 2002 an additional 6,153,845 shares were issued on the terms previously authorized in a private placement in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $800,000. The participating investors included International Sequoia Investments Ltd., of which 4-D board member Martin Velasco Gomez is a major investor, an outside investor, and 4-D's board members Enrique Maso and Hans-Ueli Rihs.

        On July 10, 2002, we were authorized to offer and issue up to an additional 15,000,000 shares of our common stock at a price not less than $0.13 per share. During July 2002 an additional 1,230,769 shares were issued to an outside investor in a private placement transaction in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $160,000.

        Based on our current expectation of anticipated cash receipts related to firm orders received and anticipated bookings of up to two additional MEG/MSI systems, we expect to have sufficient cash to continue operations through August 2002 without taking into account cash requirements for maturities of our notes payable. Historically, we have raised additional capital through our majority shareholders and related parties to fund continuing operations. We are working with these shareholders and related parties to renegotiate, reduce or repay our debt obligations and to provide additional funding for operations. There can be no assurance that these sources of capital and funds will be available or that the existing debt can be renegotiated on terms acceptable to the Company, if at all.

        In December 1999, we acquired all of the issued and outstanding capital stock, or Shares, of Neuromag Oy pursuant to the terms of a share purchase agreement with Marconi. Under the terms of the share purchase agreement, we paid Marconi a total of $10,000,000 in cash for the purchase of the Shares and agreed to pay Marconi between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties under an ancillary royalty agreement over an eight-year period and additional consideration dependent upon the occurrence of specified future events. The acquisition was funded by a loan from AIG. Mr. Egli, a member of our board of directors, is also a member of the board of directors of AIG.

        Interest under the AIG loan accrued at the rate of 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. On May 15, 2002 the accrued interest in the amount of $232,000 was capitalized increasing the principal loan balance to $3,590,000. The AIG loan matured in July 2002.

        As of July 31, 2002, the outstanding principal balance under the AIG loan in the amount of approximately $3,590,000 and accrued interest in the amount of approximately $39,000 was due and payable in full. We have failed to make this payment and are currently in negotiation with AIG for an extension of the debt. As of August 14, 2002, AIG has not exercised its security interest and is continuing negotiations. However, there can be no assurance that the loan will be restructured on terms acceptable to us, if at all.

        Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 528,000 in Euros, which equaled approximately 524,000 USD at June 30, 2002, from TEKES at the Finnish state base interest rate minus 1%, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory financial accounts prepared in accordance with Finnish generally accepted accounting principles, in the future.

        In January 2002, 4-D obtained two unsecured loans from specified members of the Company's board of directors, each in the amount of $125,000, with an interest rate of 8% per annum. The principal and interest are due and payable in January 2003.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This quarterly report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. The Company's results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report, our annual report on Form 10-K and in other documents that we file from time to time with the Securities and Exchange Commission. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

RISKS AND UNCERTAINTIES

        We face the following risks associated with our business operations:

We are uncertain with respect to our prospects for additional funding and may not be able to meet our future capital needs. As a result, there is substantial doubt about our ability to continue to operate as a going concern.

        We require additional capital to fund working capital and debt service on an ongoing basis. We restructured our loans in April 2001 and have a principal balance due to AIG Private Bank, Ltd., Zurich Switzerland, as of July 2002 of $3,590,000 plus related interest. We will need to obtain additional financing to fund operations and repay the notes and interest. As of July 31, 2002 the AIG loan was due and payable in full. The Company has failed to make this payment and is currently in negotiation with AIG for an extension of the debt. As of August 14, 2002 AIG has not exercised its security interest and is continuing negotiations. We may not be able to arrange additional financing or restructure our debt on terms acceptable to us, if at all If the negotiations are not successful and we are held in default under the loan, then AIG has the right to exercise its security interest and take ownership of Neuromag Oy.

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
  $8,127,000 of losses in fiscal 2000, and

  •
  $7,464,000 of losses in fiscal 1999

        In the last three years our negative cash flows from operations have been as follows:

  •
  $4,153,000 in fiscal 2001,

  •
  $5,217,000 in fiscal 2000, and

  •
  $8,602,000 in fiscal 1999

        At June 30, 2002, our accumulated deficit was $112,700,000, our shareholders' equity was $4,633,000 and we had negative working capital of $2,097,000. Our negative working capital at June 30, 2002 resulted primarily from continued losses incurred in the first two quarters of fiscal year 2002. In an effort to address our operational and liquidity issues, we continue to work with our lenders, are attempting to raise additional capital and are developing cost reduction measures on a worldwide basis to bring our cost structure more in line with expected revenues. If we are not successful in initiating and executing these plans, we anticipate that capital, working capital and debt service requirements in fiscal 2002 will substantially exceed cash projected to be generated by MEG/MSI systems sales.

If we fail to obtain an adequate level of reimbursement for MEG/MSI procedures by third party payors, sales will suffer.

        Our commercial success is also highly dependent on reimbursement for procedures using the MEG/MSI systems. With the issuance of CPT codes by the AMA in January 2002, MEG/MSI has moved one step closer to having routine reimbursement. The level of reimbursement initially established, was not sufficient to provide for an economically viable MEG/MSI installation. In August of 2002 the CMS published a new proposed rule establishing what we believe are more reasonable levels of reimbursement for MEG studies. This proposed rule provides for reimbursement levels from $850 to $2,500 for the three different CPT codes that have been established for MEG. The rule will be open for comment for 60 days. Barring any changes, this rule will go into effect January 1, 2003. Without adequate reimbursement levels we will be more dependent on sales in the smaller research market.

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

        Due to our liquidity issues, we have extended vendor payments beyond normal credit terms. If our major vendors were to decline further credit or require cash on delivery payments, our financial position, results of operations and cash flows would be adversely impacted and we might not be able to continue our operations.

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

        Our success may be limited by our dependence on our current line of MEG/MSI systems. We are currently dependent on sales of our MEG/MSI systems to basic research institutions that represent a market of limited size. Our current product line may not fully meet the needs of a commercial clinical market and we may be required to develop additional products directly suited to an emerging set of needs from this market. Our financial results may be materially adversely affected if our current line of MEG/MSI products does not fully meet the commercial applications that emerge, or we are not able to develop or offer new products in a timely and cost effective manner.

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

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer

        Significant portions of our sales to date have been in foreign markets. Revenues from international sales represented 78% of our revenues of MEG/MSI systems for the nine months ended June 30, 2002 compared to 48% in the same period of 2001. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at June 30, 2002 and 2001 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. We believe that a hypothetical 10% change in foreign currency exchange rates would not materially change our current financial position and results of operations. However, these risks may become material as our sales increase or dramatic currency fluctuations occur from outside events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On March 31, 2001, the Company had approximately $12,600,000 outstanding under London Interbank Offered Rate based variable rate indebtedness. Subsequent to March 31, 2001, we retired approximately $10,500,000 of our outstanding debt and restructured approximately $3,357,000 of our remaining debt owed to AIG Private Bank Ltd. in connection with a private placement transaction, which was consummated on or about April 26, 2001. Under the restructured loan terms, the maturity date has been extended to July 31, 2002 and the interest rate on the AIG loan was fixed at 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. On May 15, 2002 the accrued interest in the amount of $232,000 was capitalized increasing the loan balance to $3,590,000. As of July 31, 2002 the AIG loan was due and payable in full. The Company has failed to make this payment and is currently in negotiation with AIG for an extension of the debt. As of August 14, 2002, AIG has not exercised its security interest and is continuing negotiations, but there can be no assurance that the Company will be able to restructure its debt on acceptable terms, if at all. Because a major portion of the Company's current indebtedness is at a fixed rate, the Company does not expect changes in interest rates to have a material adverse effect on the Company during the 2002 fiscal year.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        We are authorized on behalf of the Company to offer and issue up to 15,000,000 shares of the Company's common stock at a price not less than $0.13 per share. In the three month period ended June 30, 2002, 6,153,845 shares were issued to specified investors in a private placement in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $800,000. The participating investors include International Sequoia Investments Ltd., of which 4-D board member Mr. Velasco Gomez is a major investor, an outside investor, and 4-D's board members Dr. Maso and Mr. Rihs. This private placement was consummated on April 8, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibit No.	Description
3.1
Sixth Amended and Restated Articles of Incorporation
This exhibit was previously filed as a part of, and is hereby incorporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.
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
	99.1	Certification of Chief Executive Officer and Principal Financial Officer
(b)	Reports on Form 8K
None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING

August 14, 2002	/s/ D. SCOTT BUCHANAN
Date	D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer

August 14, 2002	/s/ EUGENE C. HIRSCHKOFF
Date	Eugene C. Hirschkoff Vice President Corporate Secretary

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