Form 10-K
period 2002-09-30
4-D NEUROIMAGING
filed 2003-01-14
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC, 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-19632

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant as of March 28, 2002 was $4,987,731 based on the closing price on that date on the Nasdaq Over the Counter Bulletin Board. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of the registrant's common stock, no par value, as of January 3, 2003 was 220,338,589 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Certain portions of Registrant's Definitive Proxy Statement, to be filed not later than 120 days after September 30, 2002 pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report where indicated.

2.
Certain Exhibits filed with the Registrant's prior registration statements and reports are incorporated herein by reference into Part IV of this report.

4-D NEUROIMAGING

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002
INDEX

PART I

        This annual report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from any forward-looking statements and from past performance as a result of such risks and uncertainties. See the "Factors That May Affect Future Results" section of this report.

ITEM 1.    BUSINESS.

Company Overview

        4-D Neuroimaging, or 4-D, (formerly Biomagnetic Technologies, Inc.), a California corporation originally founded in 1970 to produce equipment for physics labs, currently develops, produces, markets and sells medical instrumentation that allows physicians to monitor how the body is functioning, and provides an important tool to neuroscientists, helping them to unravel how the brain functions. The basic technology is referred to as Magnetoencephalography, or MEG (sometimes Magnetic Source Imaging or MSI). MEG systems measure and locate magnetic fields generated by the human body, and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. These measurements provide useful information about the normal and abnormal functioning of the brain, heart, spine and other organs. Currently, we are focusing our efforts on MEG applications for the brain.

        MEG systems use advanced superconducting technology to noninvasively detect and characterize naturally occurring magnetic fields that are one billion times smaller than the earth's magnetic field. This capability is used to measure the magnetic fields, from the brain or body thousands of times a second. Physician are employing this ability to aid in the evaluation and planning for surgical treatment of epilepsy, or Epilepsy, and the identification of important functional areas of the brain (e.g. motor and language-related cortex) that can be at risk during neurological surgery for tumors and other brain lesions, also referred to as pre-surgical functional mapping, or PSFM. The neuroscience research community is employing MEG to help them unravel the functional complexity of the brain.

        A major step was taken in 2001 in the commercialization of MEG. The American Medical Association, or AMA, issued Current Procedural Terminology, or CPT, codes for both Epilepsy and PSFM using MEG. While Epilepsy and PSFM be may relatively small markets in and of themselves, the issuance of CPT codes for these uses of MEG represent a major step forward in the market development of MEG. They form the foundation for other applications currently in development. A further step was taken in November 2002 when the Center for Medicare and Medicaid Services, or CMS, issued their recommended reimbursement levels for the use of MEG in Epilepsy and PSFM. The level of reimbursement established can provide an economic basis for the purchase and use of MEG systems. These reimbursement levels became effective January 1, 2003.

        The Company and certain of our customers are continuing to investigate the value of the technology for the diagnosis of other disorders of the brain, such as dyslexia, stroke, mild head trauma, schizophrenia, depression and other neuropsychiatric disorders, as well as for problems of the heart, spine, and gastrointestinal system.

        MEG differs significantly from other anatomical and functional imaging methods. Traditional medical imaging technologies such as X-ray, magnetic resonance imaging, or MRI, and computed tomography, or CT, provide valuable anatomical detail but no direct functional information. Functional imaging methods such as electroencephalography or EEG, positron emission tomography or PET, single photon emission tomography or SPECT, and functional MRI or fMRI, have limited spatial or temporal resolution, or require invasive procedures, such as the injection of radioactive isotopes or surgical placement of electrodes into the brain, to locate normally or abnormally functioning areas of the brain. We believe that MEG is currently the only method that can noninvasively characterize the normal and abnormal function of the brain with the high temporal and spatial resolution necessary to be clinically useful in a potentially wide range of applications. A MEG system, when used in conjunction with CT and MRI images, provides the clinician with information that links anatomy with function to provide a more complete picture of the patient's condition without the use of radioactive isotopes or invasive procedures, the majority of which are inherently costly.

Product and Market Development

        After developing our core technology for the scientific research market for physics we looked to expand our markets with other applications. We determined that the market for the use of MEG systems in the diagnosis of neurological and neuropsychiatric disorders might be very large. Since focusing on this market, we have pursued both technical and market development strategies intended to create a commercial clinical market for MEG. We have developed and released a series of products leading up to the product line we are currently offering. The current main product line consists of two whole-head systems—the Magnes® 2500 WH, the Magnes 3600 WH—and the Magnes 1300C, a system designed for non-brain measurements including fetal, cardiac, spinal and gastrointestinal studies. All of the products, are available through common distribution channels throughout the world. As part of our ongoing commitment to the research market, any of these systems can be customized for the specific needs of a given research project. We market the Magnes 2500WH as our principle clinical system, while the Magnes 3600 WH is primarily marketed to the research market.

        As part of our market development strategy, we have targeted the evaluation of patients with Epilepsy, and the pre-surgical functional mapping of patients who are candidates for surgery that would endanger important functional areas of the brain, as near-term clinical applications for MEG. With the issuance by the AMA of CPT codes for these indications in 2001, and the issuance by CMS of reimbursement levels for these applications in 2002, MEG has taken significant steps forward in its commercialization.

        In the U.S. alone there are over 100 tertiary care epilepsy centers that we have identified and believe could benefit from the use of MEG technology. We are currently directing our marketing and sales efforts towards these centers as potential customers for MEG systems in the U.S. These centers are typically affiliated with academic medical institutions with large neurosurgical programs that would also benefit from the PSFM application. In addition, we believe there are an equivalent number of Epilepsy/PSFM centers with similar needs throughout the rest of the world. In addition to direct sales channels we are pursuing possible alliances or other distribution relationships that could expand the Company's access to the commercial market, which is expected to emerge following the issuance of CPT codes and the establishment of reimbursement levels.

        Currently, there are at least 5 centers in the U.S. using and receiving reimbursement for MEG on a routine basis for these indications: University of California, San Francisco, the University of Texas, Houston, Texas, Henry Ford Hospital in Detroit, Michigan, Scripps Research Institute in San Diego, California, and University of Alabama, Birmingham. All of these institutions currently operate MEG systems provided by 4-D Neuroimaging

MEG Technology

        MEG is based on fundamental properties of electromagnetism. Electrical currents produce magnetic fields that are perpendicular to the flow of current; these fields can be detected by our technology. A MEG instrument detects the magnetic fields produced by intracellular electrical activity that are associated with many of the body's most critical functions. Unlike electrical potentials generated by the body, upon which EEG and the electrocardiogram, or ECG, are based, the corresponding magnetic fields pass through surrounding body tissue undistorted, without obscuring the location of the source. MEG can non-invasively provide information about the timing and the location of the origin of normal and abnormal functional activity, by measuring and analyzing these magnetic fields. MEG can do this with a combination of millimeter spatial resolution and millisecond time resolution that has not been previously available without the use of surgically implanted electrodes, introducing radioactive or other tracer substances into the body, or the use of other costly, invasive procedures.

Current Medical Imaging Technology

        The clinical value of MEG is found primarily in assessing the functional state of organs of the body, both normal and abnormal. Many debilitating or life threatening disorders of the body, such as stroke, seizures, dementia, mental illness, movement disorders, cardiac arrhythmia and gastrointestinal disorders involve a disruption of function and MEG can play an important role in assessing the status of crucial body organs.

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

        PET, SPECT and fMRI provide the physician with some functional information based on measurements of secondary effect of the body's activity. For PET and SPECT this is the uptake of certain radioactively labeled substances by the active tissue of the body, and for fMRI it is the change in blood flow due to the activity. All three techniques have relatively long physiological response times of one to five seconds, severely limiting their ability to follow function at the milli-second time scale, where MEG excels, and which is often required for functional disorder such a epilepsy. In addition, the use of radioactively labeled substances limits the ability of PET and SPECT to be used in longitudinal measurements. MEG, which provides a totally non-invasive functional measure with milli-second time resolution, is able to capture the brain's activity as it occurs, thereby allowing the physician to know precisely both when and, unlike EEG, where the activity occurred.

The 4-D MEG Systems

        The Company's MEG systems—the Magnes 2500 WH and 3600 WH whole-head systems, and the Magnes 1300 C that is designed for the rest of the body—are systems employing superconducting detection coils and amplifiers called Superconducting Quantum Interference Devices or SQUIDs. Integrated with each system are a patient support chair/bed, patient monitoring systems, and stimulus delivery systems, all isolated from environmental magnetic fields within a Magnetically Shielded Room, or MSR. Also integrated in the system are a control console, electronic components, stimulus generating devices and analysis workstations in a surrounding suite. These systems, as well as the Magnes I and Magnes II, have been used in both neurological and cardiac applications and incorporate a number of unique technologies, which are discussed below in more detail under the caption "Patents, Know How and Proprietary Rights".

Medical Applications

        We believe our Magnes systems have commercial potential in the diagnosis and treatment of a variety of neurological and other disorders. In developing MEG technology as a diagnostic technology we must create the appropriate economic incentives to enable a commercial success. Among these incentives, we continue to pursue the creation of sufficient numbers of diagnostic applications capable of generating cost savings or improved patient care so that large numbers of hospitals and clinics would consider purchasing MEG systems. This has facilitated the implementation of routine reimbursement for MEG procedures from third party payors and provided an increasing volume of evidence of routine approvals of reimbursements for clinical MEG procedures by third party payors.

        There are currently two clinically accepted applications for our MEG systems as evidenced by the issuance of CPT codes and reimbursement levels: planning of surgical treatment for epilepsy and presurgical functional mapping of the brain. Our next step is to establish that there exists sufficient numbers of treatment centers with the appropriate populations to support the operation of an MEG system, and provide the desired sales.

        To continue to develop the potential market for MEG, we will continue to work with our customers and other physicians and researchers to encourage and sponsor the clinical research needed to establish that the MEG applications described below, other than surgical planning for epilepsy and pre-surgical functional mapping, are medically useful and reimbursable.

        We are pursing a sales and marketing strategy to fully exploit the newly established CPT codes and reimbursement levels for MEG. While the commercial acceptance of MEG may still be uncertain, we are developing a strategy which is expected to include both our current direct-sales approach and the formation of strategic alliances to help accelerate the penetration of our MEG technology into our target markets of neurosurgeons, neurologists, and epileptologists.

Epilepsy Surgery

        As of 1995 there were approximately 2.3 million people in the U.S. with recurrent epileptic seizures, and approximately 181,000 new cases emerge each year. The seizures for many of these people can be controlled with drugs, but a number require alternative treatments. It is estimated that at least 25 percent of the total epilepsy population have persistent seizures despite medical treatment, and could possibly benefit from surgical intervention. In 1993 about 2,500 such procedures were performed. While, to our knowledge, there has been no subsequent reliable data published, we believe, based on discussions with practitioners in the field, the rate of surgical interventions has steadily increased and will continue to do so in the near future.

        Over the past decade, a number of research studies have demonstrated that MEG can noninvasively locate brain tissue suspected of triggering epileptic seizures. It is this tissue that is the target of epilepsy surgery. In the absence of a noninvasive method, it is often necessary to implant an array of electrodes directly on or into the brain to locate this tissue. The invasive evaluation approach requires lengthy hospitalization in facilities that are equipped for long-term intensive monitoring of patients, 24 hour nursing care and participation of a highly trained team of specialists. To date, the cost and relative scarcity of appropriate facilities for this long-term monitoring procedure severely limit the number of patients who can benefit from a surgical approach to epilepsy treatment.

        Recent medical literature shows that the information provided by MEG could, in many cases, improve or even help avoid invasive evaluation procedures. We believe this information can be obtained with our MEG systems in a clinically acceptable time frame, and at a cost that will allow for routine use in evaluating patients for epilepsy surgery.

Presurgical Functional Mapping

        Approximately 110,000 brain surgeries are performed annually in the U.S. These procedures include tumor resection, surgical correction of epilepsy and removal of vascular malformations. The precise locations of important functional regions of the brain vary among healthy individuals and even more widely among patients with large brain lesions, therefore the locations of these regions often cannot be reliably determined solely from anatomical imaging, such as MRI. However, by relating information about the primary sensory function areas provided by our MEG systems to MRI-generated anatomical images, a functional map of the brain can be obtained and presented on a screen or recorded on film. Images thus produced with our MEG systems allow the surgeon to reliably estimate the risk of damage to the identified functional areas that might arise from the surgery itself. These images also help the surgeon to select an appropriate surgical approach, such as where to open the skull, and from which direction to access the targeted area, to minimize the surgical risk.

        Using our MEG systems, reliable and practical methods of providing a functional map of the brain have been developed and verified. The functional areas of the brain that can be localized by MEG include somatosensory cortex, motor cortex, language-related cortex, visual cortex, and auditory cortex. These results have been reported in a number of peer-reviewed medical journals.

Neuropsychiatric Applications

        Potential neuropsychiatric applications of MEG include the diagnosis of schizophrenia and depression. It is currently estimated that approximately 3,000,000 people (1 percent of the U.S. population) will develop schizophrenia during the course of their lives, and at any given time approximately 100,000 people are hospitalized in public institutions in the U.S. for this disease. A number of studies indicate that MEG can detect differences in the brain activity in schizophrenic subjects compared to normal subjects. The variety and robustness of the differences suggest that MEG may eventually provide an objective indicator of the disease and be useful for monitoring treatment. Likewise, depressive illness affects more than 19,000,000 adults within the U.S. each year. Preliminary studies suggest that MEG may provide an objective indicator of the disease and lead to more effective treatment.

Applications to Learning Disorders

        Potential applications in learning disorders include the diagnosis of dyslexia and autism. Dyslexia affects between 4 and 10 percent of the population throughout the world. PET and fMRI studies have indicated differences in metabolic activity in dyslexic adults compared to normal subjects, however direct evidence of abnormal neurological function in dyslexia is lacking. Recently, evidence has been presented from research groups in the U.S. and Europe that MEG may provide a sensitive and specific objective indicator of the reading disability in dyslexia. Autism is the third most common developmental disorder and affects nearly 400,000 people in the U.S. Recently, a sub-population of children with autism has been identified that have normal early development, followed by an autistic regression and who show a distinct MEG pattern of brain activity. The preliminary data suggest that identification of such patients by MEG may lead to therapeutic strategies that lead to significant improvement in language and autistic features.

Other Neurological Applications

        Other applications areas in which MEG may have clinical value include ischemic disease and stroke, mild brain trauma and Alzheimer's disease.

        Ischemia and stroke are common neurological disorders resulting from the disruption of blood supply to the brain. Each year in the U.S., more than 700,000 people suffer a major cerebrovascular event. The total direct cost to the U.S. health care system for treatment and rehabilitation of stroke exceeds $30 billion per year. MEG may potentially assist physicians treating stroke by identifying damaged brain areas before they are detectable by CT or MRI scans. As an indicator of neurological function, MEG may be useful to monitor rehabilitation and treatment of stroke patients.

        It is estimated that approximately 1,000,000 people experience traumatic brain injury each year in the U.S., of which approximately 400,000 seek medical attention. In mild brain trauma, significant structural changes are rarely seen, and functional EEG changes are typically mild and diffuse. MEG may be more sensitive than EEG and MRI in identifying brain dysfunction in such patients and may correlate well with symptomatic recovery.

        Alzheimer's disease affects an estimated 4,000,000 million people in the U.S. Current diagnostic technologies, PET, SPECT and EEG are not widely accepted as being valid diagnostic or prognostic indicators of the disease. Preliminary indications suggest that MEG may show altered responses to sensory stimuli in Alzheimer's patients, thus providing a tool for diagnosis and treatment.

Applications in other areas of the body

        Preliminary studies indicate that MEG could be beneficial in evaluating organs of the body outside the brain. Although the potential for a commercial market in these areas remains unknown the various parts of the body that might be evaluated with MEG include the gastrointestinal tract (gastrointestinal ischemia), spinal cord function (lower back pain) and adult and fetal heart monitoring (cardiac arrhythmia and fetal development).

Sales to Date; Clinical Collaborations

        Our primary near term objective is to cooperate with researchers and physicians at key medical centers to accelerate the development, use and commercialization of our MEG systems. The use of our MEG systems must continue to be validated by clinical researchers as an effective tool for mainstream clinical applications in order to establish a commercial market. Accordingly, the early clinical research sales and collaborations with clinical sites are strategically important to our overall market development plan.

        As of December 2002, we have 33 systems installed throughout the world. Installations are distributed among the U.S., Germany, Austria, Spain, France, Finland, Japan, Taiwan and China. Fifteen (15) sites operate Magnes 2500 WH systems. Two (2) sites operate Magnes 3600 WH systems. Twelve (12) sites operate Magnes I and Magnes II systems. Two (2) sites operate Magnes 1300 C systems and two (2) sites operate custom equipment made by us. The reduction of sites from previous years is a result of the sale of our Finnish subsidiary. See Note 2 to our consolidated financial statements for additional detail regarding the disposition of our Finnish subsidiary.

Marketing, Sales and Distribution

Market Description

        The overall market for our MEG systems can be divided into three overlapping markets: the basic research market, the clinical research market and the commercial clinical market. Customers in each of these markets are identified by the focus of their work, the source of purchase funds, and other characteristics, as described below.

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

        With the issuance of the first CPT codes for MEG and the establishment of reimbursement levels, it becomes feasible for clinical users of MEG systems to create an MEG installation that is economically self-supporting. With our MEG systems, users with the appropriate neurosurgical patient populations can now begin to operate MEG systems with the potential for an economic return. While this model continues to need more demonstrated applications, we believe that the issuance of new CPT codes and reimbursement levels opens new sales opportunities in the commercial clinical market. We believe that we are uniquely positioned with our broad base of clinical users and clinical knowledge to take advantage of the issuance of CPT codes and work with both current and new users to create a commercial MEG market.

        The National Institute of Health, or NIH, has estimated that there are approximately 90 million cases annually of neurological and mental illness disorders in the U.S. Each case represents a separate incident of such disorders, but not necessarily separate patients. In most cases, diagnostic methods for these disorders remain inadequate. According to NIH estimates, the annual cost associated with these neurological and mental illness disorders in the U.S. is more than $285 billion. This amount includes the direct cost of health care and, in the case of neurological disorders, the indirect cost of income lost due to illness. The majority of these disorders are functional in nature and are a major cause of disability and death. In most cases, no noninvasive test exists to help physicians diagnose or effectively monitor the functional activity associated with these neurological and mental disorders. Our MEG systems are designed to address this need.

        There is substantial medical evidence supporting the view that a significant percentage of mental disorders have a physiological origin that can be treated by pharmaceuticals or other methods. Currently there are few objective measures of these physiological problems, making diagnosis and treatment, including measuring the effectiveness of the treatment, problematic. MEG has demonstrated the ability to provide accurate spatio-temporal maps of neurophysiological function that might serve as an objective measure, thereby improving the clinical process. We believe the MEG systems could fulfill a major need of physicians dealing with mental disorders. Researchers are in the early stages of investigating MEG applications for mental disorders such as schizophrenia and depression. Other researchers are investigating learning and behavioral disorders, such as dyslexia and autism. As yet, no reliable estimates can be made of the number of patients in these categories who might be aided by information provided by our MEG systems.

Marketing Programs

        The currently active market for MEG systems is approximately equally divided into a basic research market and a clinical research market. We promote our products to both markets by attendance and exhibits at medical and scientific meetings. Because of our historically dominant position among MEG researchers, we maintain close contacts with potential customers in the basic research market. In order to promote sales in the clinical research market and to develop the commercial clinical market, our fundamental marketing strategy is to accelerate clinical applications development for our systems by collaborating with and promoting the work of a core group of influential medical centers engaged in medical applications development. We plan to continue implementation of this strategy by (i) encouraging physicians developing applications for our MEG systems to publish their results in professional journals, (ii) participating in key medical meetings to generate interest among targeted medical specialists, (iii) encouraging communication and collaborative projects between research groups working with the MEG systems, (iv) initiating site visits by key customers and (v) co-sponsoring education programs with our customers. We are also actively involved with professional medical societies, such as the American Academy of Neurology, or AAN, in efforts to obtain and extend reimbursement for clinical MEG studies, and involved with patient advocacy groups, such as the Epilepsy Foundation of America and its local affiliates, to increase awareness of the technology and encourage its use.

        We will continue our efforts to seek out new clinical applications for MEG. Scientific publications by our customers in Europe, Japan and the U.S. have reported positive findings suggesting that MEG may be useful in the diagnosis and management of a number of neurological, neuropsychiatric and learning disorders. We will devote a significant portion of our available resources in the next year to verify and support such efforts. In addition, we will be expanding our marketing efforts into the neuropsychiatric and learning disorders fields by attending and exhibiting at appropriate medical and scientific meetings.

Distribution

        We have a small direct-sales organization with the specialized skills needed to sell our MEG systems in the U.S. The European and Asian markets are served, respectively, by the our branch office in Aachen, Germany and by the biomedical division of Elekta K.K. in Japan and the Far East excluding the Peoples Republic of China, or PRC. In the PRC, we are represented by Beijing Medi-Therm Instruments, Inc., or BMTI. We entered into the distribution agreement granting Elekta the exclusive rights to market, sell, distribute and service our MEG products in certain regions of Asia and in Australia and New Zealand for an initial period of three years in January 2000. We entered into a distribution agreement granting BMTI exclusive rights to market, sell, distribute and service our MEG products in the PRC in April 2000, valid through September 30, 2002. This agreement automatically renewed for one year and is currently valid until September 30, 2003. In February 2002 we entered into a distribution agreement granting Elekta Instruments, Inc. exclusive distribution rights for our Magnes systems for the neurosurgery market in the U.S. for a period of five years. We continue to explore other possible relationships that would enhance our ability to distribute and sell MEG systems throughout the world. Our revenues from sales in our North American, European and Asian markets are discussed in Note 6 to our financial statements.

Long-Lived Assets

        We have long-lived assets in Europe, as well as North America. Our long-lived assets consist primarily of various fixed assets and patents. Of our $781,000 of long-lived assets $584,000 is related to our former Finnish subsidiary. Additional detail regarding our long-lived assets is provided in Note 6 to our financial statements.

Reimbursement

        Our long-term commercial success in the U.S. is dependent upon obtaining routine approval of reimbursement for clinical MEG procedures by third-party payors. The Centers for Medicare and Medicaid Services, or CMS, formerly known as the Health Care Financing Administration which is responsible for the administration of Medicare, and the AMA that administers the use of CPT codes by most third-party payors, follow similar guidelines for determining whether a specific procedure or health care technology is "reasonable" and "necessary", and therefore reimbursable under Medicare or private insurance coverage. These guidelines generally include consideration of whether (i) the procedure or technology is more or less costly than an alternative already covered by insurance, (ii) the added benefit of the procedure or technology is significant enough to justify the expense, and (iii) the procedure or technology provides significant medical benefits not otherwise available from other procedures or technologies.

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

        In the publication of the CPT codes on November 1, 2001, the reimbursement level to be paid for the use of the equipment, also known as the Technical Component fee, was designated to be carrier based. This means that each insurance carrier will independently assign a payment level. We work with each of our customers and prospects to establish appropriate reimbursement levels with the carriers used by their patients. This has been the method of reimbursement that our customers have been using for up to 8 years and, with our help, have been able to obtain satisfactory levels of reimbursement. We will continue to work with our customers, with the added advantage of have the CPT code available.

        In November 2002, the CMS published the Ambulatory Patient Cost, or APC, codes. APC codes are cost-based codes that set the technical fee that Medicare will pay for ambulatory patients being treated within the hospital. This publication provided for reimbursement levels from $850 to $2,250 for the three different CPT codes that have been established for MEG. This rule went into effect January 1, 2003.

        The CPT codes became available for use starting in January 2002 and the reimbursement levels established by the CMS became available January 1, 2003. They provide the potential basis for the economic operation of MEG installations. Our sales strategies in the U.S. will be continue to focus more on the development of commercially viable sales to clinical users. It is always difficult to predict the adoption rate of a new modality, but with the assignment of CPT codes and higher reimbursement rates we believe that we have a new and powerful sales tool.

        A parallel effort is underway to obtain approval for reimbursement of MEG clinical procedures in Japan, but the timeline for completion of this process is uncertain at this time.

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

Product Prices and Terms of Sale

        The current prices for our MEG systems range from approximately $1.0-$2.5 million, depending upon system configuration. Standard terms of sale provide for payments of 30-40% of the purchase price upon placement of the order, 40-50% upon shipment and the remaining 20% when installation is completed and final acceptance is obtained from the customer. For European customers who receive their funding from governmental agencies, we are generally required to provide a bank guarantee for the amount of the deposit. That guarantee is usually released upon shipment and/or acceptance by the customer. The time between placement of an order and installation typically ranges between six and twelve months. We also enter into special collaboration and sale arrangements with certain medical centers to promote clinical applications development. These standard terms of sale may change to accommodate customer requirements.

Installation, Service and Training

        In the medical device market the ability to provide comprehensive and timely service is a key competitive advantage and is important for establishing customer confidence. Installation and service for the our products in the U.S. and Europe is provided from our San Diego, California headquarters and from our branch office in Aachen, Germany, both of which maintain customer service departments capable of performing sophisticated systems installation and equipment maintenance. Elekta has its own service capabilities in Japan to service MEG systems sold in their distribution areas, and BMTI has its own service capabilities in China to service MEG systems sold in its distribution areas.

        Installation and a service agreement for the first year are included as part of the standard terms of sale in the U.S. and Europe. Thereafter, service and maintenance are available on a time and materials basis or pursuant to a yearly service agreement for an annual fee.

        Initial customer training in the operation of our MEG systems is provided by our personnel at the customer's site and is included in the selling price of the system. Physician training in interpreting the clinical significance of MEG information is currently provided at our cooperating U.S. clinical sites.

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

        Companies we know that currently manufacture an integrated large-array MEG system are CTF Systems Inc., a Canadian company, Yokagawa Electric working in conjunction with Eagle Technologies, both Japanese companies, Shimadzu, a Japanese company, Daikin, a Japanese company and Neuromag, our former Finnish subsidiary.

        Many of our current or potential future competitors have significantly greater financial, manufacturing, distribution and technical resources than our company. Our success will depend upon various factors, including our ability to continue its technological and market development leadership role, and the ability to raise necessary capital for further development and commercialization.

Backlog

        As of September 30, 2002, the aggregate amount of revenue backlog from firm orders for Company products and services was approximately $5,100,000, compared to approximately $9,800,000 as of September 30, 2001, of which we expect to fill approximately $2,900,000 before September 30, 2003. The revenue backlog is composed primarily of orders for two Magnes 3600 WH systems and deferred service revenues on systems accepted before September 30, 2002. The amount of cash yet to be generated from backlog at September 30, 2002 is approximately $2,300,000 compared to approximately $2,500,000 as of September 30, 2001. As sales of our systems typically involve transactions of $1 million or more, backlog is expected to fluctuate significantly from year to year depending upon timing of orders received, installations completed and customer acceptances received during the reporting period.

Research and Development

        We have recently funded our product research and development primarily through private sales of stock, and revenues from product sales. We spent $1,370,000, $1,877,000 and $3,052,000, in fiscal years 2002, 2001 and 2000 respectively. The continued reduction in expenditures represents the maturity of the current product offered combined with the delay of the emergence of a clinical, commercial market for MEG. We have been able to shift our research and development focus from system development to support of applications development through incremental improvements in our hardware systems and improvements in our software systems to support both new research activities of our customers and increasing the efficiency of our software for clinical applications.

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

        Of the major components of the MEG systems not manufactured by the Company, the host computer and peripherals are widely available standard items. Other major purchased components are constructed in accordance with Company specifications that ensure compatibility with its MEG systems. Three European manufacturers currently supply the MSRs for MEG systems sold in the U.S., Europe and China. A separate Japanese supplier provides MSRs for the Japanese market. We believe we have adequate alternate sources of supply for this major system component from these sources.

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

        We believe our current manufacturing and testing capacity in the U.S. is sufficient to satisfy present demand. In order to achieve our long-term objectives, however, the Company will be required to expand production capabilities, mainly through additional manufacturing personnel and by potentially subcontracting assembly of additional system components. We believe that our control over the development and manufacture of its MEG systems will enable us to modify our devices to address specific needs of anticipated clinical applications without significant dependence upon outside suppliers, manufacturers or providers of technology.

Governmental Regulation; Regulatory Approvals

        We are subject to various regulations of the FDA and California Health Services. In particular, the FDA and California Health Services have promulgated regulations to which we must adhere, including, but not limited to, minimum manufacturing standards, product operating effectiveness and functional safety of our diagnostic products. The FDA regulates marketing of medical devices, requiring pre-market clearance or pre-market approval based upon review of information submitted by us relating to intended product use, labeling, safety and efficacy. The pre-market clearance or approval processes are based upon risk class and degree of equivalence to devices already marketed that are proven to be safe and effective.

        Our continued compliance with applicable governmental regulations are assessed by internal audits and by audits of manufacturing operations and procedures conducted by the FDA and California Health Services. These agencies have the authority, among other rights, to limit or stop product shipments and require product recall should a failure to comply with regulations be observed. We have registered with the FDA and California Health Services as a medical device manufacturer. California Health Services has completed an inspection of our facilities and manufacturing processes and has issued us a license that permits it to manufacture, sell and ship the Magnes systems as medical devices for diagnostic purposes. The FDA conducted an audit of us for compliance with federal current Good Manufacturing Practices, or cGMP, regulation requirements in July 1996. We have updated our internal quality systems to be compliant with the current Quality System Regulations, or QSRs, of the FDA. Based on internal audits we believe we are in full compliance with the FDA QSRs. In addition, hawse have been certified as compliant with ISO 9001, an internationally recognized quality system that is compatible with the FDA QSR's and will aid in our ability to ship systems worldwide, especially to the European Union.

        In order to export its products, we must comply with U.S. export control regulations, which restrict the export of devices containing certain of our technology to certain foreign nations. Although the export control regulations have not prohibited us from exporting our MEG systems to foreign nations, there can be no assurance that we will continue to be able to obtain the necessary export licenses in the future. We are currently allowed to export the Magnes systems to many foreign countries, including all Western European countries and Japan, under a general license that requires no additional approval prior to shipment.

        Medical devices are placed in one of three classes, depending upon their use or the degree to which they provide functions critical to sustaining life. Class I devices, such as tongue depressors, are subject to general controls, including Quality System Regulations or QSR. Class II devices, to which MEG systems belong, are subject to general performance standards not yet established by regulation. General controls of Class I devices presently apply to Class II devices, because no performance standards have been developed or promulgated by the FDA for Class II devices. Other examples of Class II devices are the ECG and EEG instruments. Class III devices consist of "critical devices," those represented to be life sustaining or life supporting, implanted in the body or presenting potential unreasonable risk of illness or injury. Examples are kidney dialysis systems and cardiac pacemakers. Class I and II devices may be marketed by demonstration of "substantial equivalence" to existing devices via a Section 510(k) pre-market notification, and subsequent FDA clearance to market. Under this process the Magnes I and Magnes II systems have been determined to be substantially equivalent to our prior Model 607 Neuromagnetometer and to EEG. The Magnes 2500 WH system has been found to be substantially equivalent to the Magnes II system. The Magnes 3600 WH system has been found to be substantially equivalent to the Magnes 2500 WH.

        While Western Europe and Japan have regulatory agencies that are somewhat similar to the FDA, each country's regulatory requirements for product acceptance are unique and will require the expenditure of substantial time, money and effort to obtain and maintain regulatory acceptance for marketing for clinical use. There can be no assurance that we will be able to obtain and maintain such approvals. The Magnes I, Magnes II, and Magnes 2500 WH systems have all received JMHW approval.

Patents, Know How and Proprietary Rights

        We rely on proprietary technology and seek to maintain confidentiality of our trade secrets, un-patented proprietary know how and other proprietary information, and seek to obtain patent protection when appropriate. As of September 30, 2002, we held 44 patents in the U.S. of which 26 pertain to our current whole head system product line. 16 of the 44 patents had counterpart patents issued in certain member countries of the European Patent Organization, in Canada and in Japan. These patents will expire at the earlier of 17 years after the issue date or twenty years after the priority date of record; these dates of expiration vary over the range from 2007 to 2019. As of September 30, 2002 we had filed 2 U.S. patent applications. We have also filed 4 applications with the European Patent Organization for patent protection in Western Europe, 5 applications in Japan and 4 applications in Canada. We anticipate that patents, if issued, will be issued (i) within 2 to 20 months, with respect to the pending patent applications in the U.S. and (ii) within 3 years, with respect to the pending patent applications in Western Europe. We have reserved our priority with respect to receiving patents on our applications in Japan, and are either currently pursuing or may pursue those applications in the future.

        Our patents protect several fundamental aspects of the technology used in our products. Patents have been issued with respect to superconducting devices, ultra-low-noise electronics circuits, biomagnetometer design, biomagnetic signal processing, magnetic shielding techniques, noise suppression methodologies, cryogenic apparatus construction techniques, and system design concepts. Patent applications have been filed with respect to a new process for fabrication of electronic devices using high-temperature superconducting materials, superconducting device designs, magnetic shielding technology, cryogenic refrigeration, ultra-low-noise electronic circuits, patient handling equipment and biomagnetic signal processing and data analysis. We are currently considering additional patent applications covering inventions already made in these and related fields of technology. Rights to certain of our patents associated with the application of so-called high temperature superconductors have been assigned to Magnesensors, Inc., partially owned by us, Quantum Magnetics and certain of our officers. Our President and Chief Executive Officer, D. Scott Buchanan, is also a member of the board of directors of Magnesensors.

        4-D Neuroimaging® with and without the logo, the 4-D logo alone, Biomagnetic Technologies® with the logo and Neuromagnetometer® are registered trademarks of the Company by registration with the U.S. Patent and Trademark Office. MSI® and Magnetic Source Imaging® are registered trademarks in the State of California.

        We have pioneered the development of technologies associated with MEG. Several core technologies that have been developed by and represent proprietary know how to the Company include superconducting magnetic field detectors, magnetic noise reduction, data analysis and clinically useful temporal and overlay displays. Many of these techniques and technologies are patented. As a result, we believe we have established an industry leadership position in MEG.

        On or about November 5, 2002 we pledged our portfolio of US patents as collateral against a line of credit from AIG Bank of $1,000,000 (see Note 4 of the consolidated financial statements).

Human Resources

        As of December 2, 2002, we employed a total of 30 permanent full-time and part-time employees, 8 of whom hold Ph.D. degrees. There are 21 employees based at our facilities in San Diego, California and 9 in Aachen, Germany. None of our employees are covered by a collective bargaining agreement and we have experienced no work stoppages. We believe our relationships with our employees have been good. The reduction from previous levels is primarily due to the sale of our Finnish subsidiary, which is discussed in Note 2 of our consolidated financial statements.

Factors That May Affect Future Results

        This annual report on Form 10-K may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. Our results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties" as well as described in this annual report. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report and other documents we file from time to time with the SEC. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Risks and Uncertainties

        We face the following risks associated with our business operations:

        If we continue to incur operating losses and negative cash flows from operations, we may be unable to continue our operations.

        Our financial position reflects that we have been focused on research and development and a commercial MEG market has not developed, resulting in only low volume sales to medical research institutions. Our net losses in the last three years have been as follows:

    •
    $10,038,000 of losses in fiscal 2002,

    •
    $4,501,000 of losses in fiscal 2001, and

    •
    $8,127,000 of losses in fiscal 2000

        In the last three years our negative cash flows from operations have been as follows:

    •
    $2,757,000 in fiscal 2002

    •
    $4,153,000 in fiscal 2001, and

    •
    $5,217,000 in fiscal 2000

        Our total assets have also decreased in the last three fiscal years to $8,831,000 in 2002 compared to $21,824,000 and $22,184,000 in 2001 and 2000 respectively. At September 30, 2002, our accumulated deficit was $120,952,000, our shareholders' deficit was $3,281,000 and we had negative working capital of $3,867,000.

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

        In addition, the loss of the services of Dr. Buchanan, who currently serves as our President, Chief Executive Officer and Principal Financial Officer would have a material adverse effect on our prospects. Currently none of the executive officers of the Company have an employment agreement or contract with us; all are "at-will" and under no specified term arrangements.

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

If we are unable to identify additional clinical applications for our MEG systems, there will be no commercially viable markets for our products.

        Currently, there are only a few established diagnostic uses for MEG systems known by the medical industry. A commercial market may never develop for multiple uses of our products. A continued lack of clinical applications and commercial market for our MEG systems will have a material adverse impact on our financial position, results of operations and cash flows.

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

        Our success may be limited by our dependence on our current line of MEG systems. We are currently dependent on sales of our MEG systems to basic research institutions that represent a market of limited size. Our current product line may not fully meet the needs of a commercial clinical market and we may be required to develop additional products directly suited to an emerging set of needs from this market. Our financial results may be materially adversely affected if our current line of MEG products does not fully meet the commercial applications that emerge, or we are not able to offer new products in a timely and cost effective manner.

If new government legislation is enacted or unfavorable medical industry trends arise, we may be unable to sell our products and our revenues will suffer.

        We cannot predict what adverse effect, if any, future legislation or FDA regulations may have on the MEG market and our financial results. Medical industry cost containment trends may impose restrictions on sizeable third-party reimbursements for diagnostic procedures, limiting the market opportunity. Further, if federal government agencies or any state legislature enacts legislation or guidelines relating to our business or the health care industry that create additional business hurdles, including legislation relating to third party reimbursement, our financial position and results of operations could be negatively affected.

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer

        Significant portions of our sales to date have been in foreign markets. Revenues from international sales represented 60% of our revenues of MEG systems for fiscal year ended September 30, 2002 compared to 48% in the same period of 2001. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at September 30, 2002 and 2001 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales. Foreign currency risks are discussed in more detail in this report under Part II, Item 7A Quantitative and Qualitative Disclosure About Market Risk.

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

        The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, our relatively low trading volume increases the likelihood and severity of volume fluctuations, which likely will result in a corresponding increase in the volatility of our common stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, developments in our relationships with collaborative partners, general market conditions and the timing of decisions by our existing shareholders to sell large positions of our common stock may have a significant effect on the market price of our common stock. Fluctuations in financial performance from period to period, or acceleration of any of our debt by our lenders, also may have a significant impact on the market price of the common stock.

ITEM 2.    PROPERTIES.

        Our executive offices and manufacturing facilities are located in a 55,000 square foot facility at 9727 Pacific Heights Boulevard, San Diego, California. All U.S. operations are conducted from this facility, which was first occupied in December 1989. We lease this facility pursuant to a five-year lease agreement, which expires in February 2003. The average monthly lease payment over the term of the lease is approximately $62,000. We sublease approximately 4,950 square feet of this facility to two companies, for a net monthly rent of approximately $4,800. We have signed a term sheet with the owners of the property for an additional 5-year term in which the leased space will be reduced to approximately 44,000 square feet and the average monthly lease payment for the first year and over the term of the lease will be approximately $35,200 and $49,500 respectively. We will no long maintain the $4,000 per month sublease as the space occupied is no longer a part of our lease.

        The branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement expiring in December 2003. Monthly lease payments are approximately $2,000. Sales and service for the European operations are conducted from the German facility.

ITEM 3.    LEGAL PROCEEDINGS.

        We are not involved in any pending litigation which is expected to have a material adverse effect on our business, consolidated financial position and results of operations.

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

Fiscal Year 2002	High	Low
1st Quarter	$0.16	$0.08
2nd Quarter	$0.20	$0.09
3rd Quarter	$0.13	$0.08
4th Quarter	$0.11	$0.04
Fiscal Year 2001	High	Low
1st Quarter	$0.50	$0.09
2nd Quarter	$0.30	$0.09
3rd Quarter	$0.22	$0.08
4th Quarter	$0.21	$0.08

        As of December 2, 2002, there were approximately 303 holders of record of our common stock. The reported closing price for our common stock on the OTCBB on December 2, 2002 was $0.06 per share.

        We have never declared or paid dividends on our common stock. We do not anticipate declaring any dividends on our common stock in the foreseeable future and intends to retain future earnings, if any, for the development of its business. There are no contractual obligations, preferences or restrictions related to the declaration or distribution of dividends.

        The following table sets forth information as of September 30, 2002 regarding compensation plans under which equity securities of our company are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,463,419.37		4,613,729
Equity compensation plans not approved by security holders	0.00		0
Total	5,463,419.37		4,613,729

        See Note 12 to our financial statements for more information regarding our equity compensation plans.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

        The selected financial data set forth below with respect to our consolidated statements of operations for each of the three years in the period ended September 30, 2002 and with respect to the consolidated balance sheets at September 30, 2002 and 2001, are derived from the audited consolidated financial statements which are included in Part II, Item 8 of this report. The consolidated statement of operations data for the years ended September 30, 1999 and 1998 and the consolidated balance sheet data at September 30, 2000, 1999 and 1998 are derived from audited consolidated financial statements not included in this document. The data set forth below should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this document including, without limitation, Note 2 which discusses our disposition of Neuromag Oy, a wholly-owned subsidiary, subsequent to our fiscal year ended September 30, 2002. Dollars are stated in thousands, except per-share amounts.

Consolidated Statement of Operations Data:

	Years Ended September 30,
	2002	2001	2000	1999	1998
Revenues	$10,640	$10,264	$8,391	$3,254	$2,839
Operating loss	$(3,766)	$(4,266)	$(7,363)	$(7,532)	$(4,898)
Net loss	$(10,038)	$(4,501)	$(8,127)	$(7,464)	$(4,968)
Basic and diluted net loss per share	$(.07)	$(.04)	$(.10)	$(.09)	$(.09)
Shares used in computing basic and diluted net loss per share	152,788	110,883	84,274	83,367	56,430
Consolidated Balance Sheet Data:
Working capital (deficiency)	$(3,867)	$(2,433)	$(14,186)	$3,273	$11,139
Total assets	8,514	21,824	22,184	8,870	17,343
Notes payable-current	4,040	3,357	13,155	—	—
Long term obligations	3,039	2,763	1,664	359	216
Shareholders' equity (deficit)	$(3,281)	$4,559	$(3,720)	$4,106	$11,569

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

Overview

        4-D Neuroimaging is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems to medical institutions. The MEG systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders, primarily in the brain. We are focusing on the use of our technology for potential commercial market applications such as the diagnosis and planning for surgical treatment of epilepsy, and the functional mapping of areas of the brain at risk during surgery. We continue to investigate the potential applications of our technology for neuro-psychiatric disorders of the brain such as schizophrenia, as well as for problems of the heart, spine, and other organs,

        As of December 2002, thirty-three (33) of our MEG systems are installed in medical and research institutions worldwide. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers. More than 200 insurance companies have approved reimbursement on a case-by-case basis. The reduction of installed systems from previous years is a result of the sale of our Finnish subsidiary (see Note 2 of the consolidated financial statements).

        Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C, pricing for which ranges from approximately $1.0 to $2.5 million, depending on the configuration. Major portions of our sales have been in foreign markets. We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurances that currency fluctuations will not reduce the dollar return to us on such sales if made in the future. Although at September 30, 2002, 2001 and 2000, we did not have any open forward exchange contracts we may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

        In October 2002, we sold 100% of our shares in Neuromag Oy to Vaandramolen Holding BV, or VHBV, for $4,000,000. We used $3,694,000 of the proceeds from the sale to fully pay the remaining debt outstanding under a loan from AIG Bank, which had been used to fund our acquisition of Neuromag in December 1999. We had acquired all of the issued and outstanding capital stock, or Shares, of Neuromag Oy pursuant to the terms of a share purchase agreement by and between us and Marconi Medical Systems, Inc., or Marconi. Under the terms of the share purchase agreement, we paid a total of $10 million in cash to Marconi for the purchase of the Shares and agreed to pay between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties to Marconi under an ancillary royalty agreement over the next 8 years and additional consideration dependent upon the occurrence of certain future events. 4-D retains responsibility for the royalty agreement after the sale of Neuromag.

        Similar to us, Neuromag Oy, located in Helsinki, Finland, is engaged in the research, development and manufacturing of MEG systems. We operated Neuromag Oy as a subsidiary. Neuromag Oy developed and sold the Neuromag 122 and the Vectorview. Both whole head systems are designed to evaluate brain function. We sold Neuromag Oy on or about October 21, 2002 (see Note 2 of the consolidated financial statements).

        Since concentrating on the development of its MEG systems, our corporate strategy and commitment of resources have focused on long-term product applications and continued product development. We substantially completed the development of our Magnes 2500 WH system in fiscal 1996 and decreased expenditures in fiscal 1998 and 1999 as part of our restructuring and focus on developing a market for sale of our Magnes 2500 WH system. In fiscal 1999, research and development expenditures increased due to development efforts to enhance the Magnes 2500 WH and efforts to substantially complete the development of the Magnes 3600 WH system, which were successful. In fiscal 2002, 2001 and 2000, we again decreased our expenditures in research and development due to both an increased focus on marketing and sales and our liquidity position.

        We believe that to date the relatively small number of proven medical applications for MEG systems, the lack of routine reimbursement for MEG procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 2002. With the issuance of CPT codes for MEG the clinically acceptance of MEG system should begin to increase. It is not possible to reliably predict the timing and extent of future product sales due to the long sales cycles and the uncertainties in the rate of impact the CPT codes will have on the market. We do not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MEG system may still have a significant impact on our financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

Results of Operations

        The consolidated financial statements and notes thereto which appear in Part II, Item 8 should be read in conjunction with the following review:

Fiscal Years Ended September 30, 2002 and 2001

        Product revenues for fiscal 2002 totaled $9,607,000 as compared to $9,245,000 in fiscal 2001. This increase in product revenues was due primarily to the recognition of revenue for six new systems and one refurbished system in fiscal 2002 compared to six new systems recognized in fiscal 2001. Of the seven systems accepted, six were MEG systems attributable to Neuromag Oy in fiscal 2002.

        Product costs totaled $7,471,000 in fiscal 2002 as compared to $5,919,000 in fiscal 2001, an increase of approximately $1,552,000 from the prior year. Product costs as a percentage of product revenues amounted to 78% in fiscal 2002 as compared to 64% in fiscal 2001. This increase was primarily due to the greater overhead absorption over a greater number of accepted systems in fiscal 2002 as compared to fiscal 2001.

        Service revenues for fiscal 2002 totaled $1,032,000 as compared to $1,019,000 in fiscal 2001. The increase of 1% is attributable to sale of additional service contracts to our customers. Service costs for fiscal 2002 totaled $1,146,000 as compared to $592,000 in fiscal 2001. This increase in cost was primarily related to the increase in our service expenses and warranty obligations in fiscal 2002 as compared to fiscal 2001 due to costs incurred servicing one system after flood damage as part of the replacement process.

        Research and development expenses totaled $1,370,000 in fiscal 2002 compared to $1,876,000 in fiscal 2001, a decrease of 27%. The decrease in research and development expenses in fiscal 2002 was due to the reduction of research and development personnel and expense associated with certain research programs due to both our increased focus on marketing and sales and our liquidity position. We believe our current hardware product lines fulfill current marketing and sales requirements and do not require significant additional research and development expenditures at this time.

        Marketing and sales expenses amounted to $1,990,000 in fiscal 2002 as compared to $1,988,000 in fiscal 2001. Expenditures remained relatively flat; however, we had begun to shift the focus from the research market to the clinical market, taking advantage of the issuance of CPT codes for MEG during 2002.

        General and administration expenses totaled $2,440,000 in fiscal 2002 as compared to $2,835,000 in fiscal 2001, a decrease of 14%. This decrease was primarily due to a reduction in professional services and insurance costs in fiscal 2002.

        We have early adopted SFAS No. 142 in fiscal 2002 which requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. Therefore, there was no goodwill amortization in fiscal 2002, compared to $1,319,000 in fiscal 2001. In our consolidated financial statements dated September 30, 2002, we recognized a goodwill impairment of $5,974,000 due to the sale of our Finnish subsidiary in October 2002 (see Note 2 of the consolidated financial statements).

        Interest expense totaled $289,000 in fiscal 2002, as compared to $910,000 in fiscal 2001. The decrease in fiscal 2002 was the result of the cancellation of indebtedness in return for the issuance of common stock in fiscal 2001.

        Interest income totaled $15,000 in fiscal 2002, as compared to $59,000 in fiscal 2001. This decrease was due to the amount of cash and investments used to fund operating requirements given the continued net losses and negative operating cash flows of the Company.

        Other income in fiscal 2002 totaled a loss of $13,000 as compared to a gain of $617,000 in fiscal 2001. The reduction in other income is due to the absence of write-offs recognized in fiscal 2001 associated with the investment in Magnesenors and certain clinical collaboration agreements, and approximately $200,000 losses due to foreign currency exchange.

Fiscal Years Ended September 30, 2001 and 2000

        Product revenues for fiscal 2001 totaled $9,245,000 as compared to $7,577,000 in fiscal 2000. Increased product revenues were primarily the result of individually configured systems representing increased system sales prices in fiscal 2001 as compared to systems accepted in fiscal 2000. Of the six systems accepted, two were MEG systems attributable to Neuromag Oy in fiscal 2001.

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

        Included in the consolidated financial statements are pro forma, unaudited statements of operations based on the assumption that we had not acquired Neuromag Oy in December 1999.

Liquidity and Capital Resources

        We continued to experience substantial losses of $10,038,000, $4,501,000 and $8,127,000 in fiscal 2002, 2001 and 2000, respectively. We had negative cash flows from operations of $2,757,000, $4,153,000 and $5,217,000 in fiscal 2002, 2001 and 2000, respectively.

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

        In January 2002, 4-D obtained two unsecured loans from specified members of our board of directors, each in the amount of $125,000. These loans were repaid in November 2002 with no interest charged.

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

        During April 2002 an additional 6,153,845 shares were issued on the terms previously authorized in a private placement in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $800,000. The participating investors included International Sequoia Investments Ltd., of which our board member Martin Velasco Gomez is a major investor, Swisspartners Investment Network AG, of which our board member Martin Egli is a senior partner, and 4-D's board members Enrique Maso and Hans-Ueli Rihs.

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

        In August 2002, we obtained two $100,000 loans, one from MATRUST, S.L. and one from International Sequoia Investment Ltd. with an interest of 8% per annum. These loans were repaid in November 2002 with no interest charged.

        Interest under the AIG loan accrued at the rate of 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. On May 15, 2002 the accrued interest in the amount of $232,000 was capitalized increasing the principal loan balance to $3,590,000. The AIG loan matured in July 2002. We continued in negotiations with AIG bank through the end of fiscal year 2002.

        In a subsequent event on or about October 21, 2002 we sold our Finnish subsidiary, Neuromag, to Vaadramolen Holdings, BV, a Dutch company, for $4,000,000 in cash. $3,694,000 of these funds we used to pay back the $3,590,000 of principle and $94,000 of interest due on our loan from AIG bank and to pay the $10,000 bank service fee.

        In a subsequent event on or about November 5, 2002, we entered into another line of credit with AIG Bank for $1,000,000. The interest on the line of credit is 4.17% and initially the line of credit was due and payable November 5, 2003. In January 2003 the maturity of the line of credit was extended until May 5, 2004. Proceeds were used to pay off two unsecured loans from specified members of our board of directors, each in the amount of $125,000, with no interest charged, to pay off the unsecured loan from MATRUST, S.L., for $100,000, no interest was charged, to pay off the unsecured loan from International Sequoia Investment Ltd. for $100,000, no interest was charged, and to pay off certain accounts payable in the amount of $120,000 to Dr. Galleon Graetz, a member of the board of directors and a consultant for the company. The respective parties then pledged all of these amounts, totaling $570,000 as collateral against the loan. The remaining amount was used for general corporate purposes.

        Additionally, Mr. Martin Egli, a member of our board of directors, provided a personal guarantee of $500,000 and we pledged our U. S. patent portfolio and a Magnes 2500 WH system, currently installed at the University of Alabama, to which we retain title.

        In a subsequent event on or about December 13, 2002, we were authorized to offer and issue up to an additional 60,000,000 shares of our common stock at a price not less than $0.05 per share. During December 2002 an additional 60,000,000 shares were issued to Swisspartners Investment Network AG in a private placement transaction in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $3,000,000.

        Capital equipment expenditures totaled $164,000 in fiscal 2002, $191,000 in fiscal 2001 and $336,000 in fiscal 2000. The decrease in fiscal 2002 can be attributed principally to a decrease in purchases during the year. Capital expenditures will continue to remain low due to our focus on the marketing of our current product line to the emerging clinical market.

        Based on the capital resources raised subsequent to the end of our fiscal year 2002, the receipt of an order for a Magnes 3600 WH from U. S. Medical Management New York MEG Center and the anticipated booking of not less than one additional MEG system, we believe we have sufficient working capital for at least one year.

Critical Accounting Policies

        Our annual financial statements are prepared in conformity with generally accepted accounting principles in the United States, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Results for the fiscal years presented in this report are not necessarily indicative of results that may be reported for any interim period or for any other fiscal year.

        We have identified a number of accounting policies that we believe are critical to an understanding of our financial statements and our discussion and analysis. Critical accounting policies are those that are most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjection or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Revenue Recognition.    Standard terms for product sales generally provide for payment of 30%-40% of the contracted purchase price upon placement of the order, 40%-50% upon shipment, and the remaining balance is due upon final customer acceptance. The Company recognizes revenue at the time of customer acceptance. Service revenues, from a one-year service period following a sale, are deferred and recognized over the related service period. Product service and contract revenues are recognized as the services are performed.

        Goodwill and Impairment of Long-Lived Assets.    We assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset's fair value. We have recorded a goodwill asset that arose from the acquisition of Neuromag Oy in 1999. This asset is tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We recorded an impairment of goodwill for $5,974,000 due to the sale of Finnish subsidiary. See Note 2 for further discussion regarding SFAS No. 142.

Recently Issued Accounting Standards

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

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted SFAS No. 142 in fiscal 2002, as of October 1, 2001. We recorded an impairment of goodwill for $5,974,000 due to the sale of Finnish subsidiary (see Note 2 of the consolidated financial statements).

        In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The value of our amortized intangible assets as of September 30, 2002 is $174,000.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. We adopted SFAS No. 144 for fiscal year ending September 30, 2002 and no material impact.

        In June 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" before they can be classified as extraordinary in the income statement. Those companies that use debt extinguishments as a part of their risk management strategy are required to classify the gain or loss from extinguishments of debt as a part of operating income in the income statement. We plan to adopt SFAS No. 145 during the fiscal year ended September 30, 2003. Management is assessing the impact of this statement.

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management is assessing the impact of this statement in connection with the sale of Neuromag OY.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Revenues denominated in foreign currencies, primarily the Eurodollars, as a percentage of total revenues, were 54%, or about $5,184,000 in fiscal 2002. Fluctuations in foreign exchange rates could impact operating results through translation of our subsidiaries' financial statements. For example, if we had received 10% fewer or more dollars per unit of foreign current during fiscal 2002, our reported total revenues would have decreased or increased by about $518,000, or 5.4%. We believe that a hypothetical 10% decrease in foreign currency exchange rates would have a material adverse effect on our financial position and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See our discussion under "Risks and Uncertainties—A substantial portion of our revenues comes from international customers" under Part I, Item 1 above.

        Our consolidated financial statements as of September 30, 2002 and 2001, and for each of the three years in the period ended September 30, 2002 and the reports of independent auditors are included in this report as listed in the index on page 29 of this report (Item 15 (a)). Our selected quarterly financial data for our last two fiscal years is presented in Note 14 to our financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information required for this item with respect to directors and executive officers will be set forth in the sections entitled "Election of Directors", "Security Ownership of Management-Business Experience of Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement and Notice of Annual Meeting of Shareholders to be filed with the Commission within 120 days after our fiscal year end (the "Proxy Statement") and delivered to shareholders in connection with the 2003 Annual Meeting of Shareholders, which sections are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

        Information required for this item will be set forth in the section entitled "Executive Compensation and Other Information" in the Proxy Statement, which section is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required for this item will be set forth in the section entitled "Security Ownership of Management" and "Principal Shareholders" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required for this item is set forth in the sections entitled "Executive Compensation and Other Information" and "Certain Relationships and Related Transactions" in the Proxy Statement, which sections are incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Our chief executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

        Since the Evaluation Date, there have not been any significant changes in our internal controls, or in other factors that could significantly affect such controls, including with regard to significant deficiencies or material weaknesses. Therefore, no corrective actions were taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:
	(1)	Financial Statements
		Reports of Independent Accountants	35
		Consolidated Balance Sheets at September 30, 2002 and 2001	37
		Consolidated Statements of Operations for the three years ended September 30, 2002	38
		Consolidated Statements of Shareholders' Equity (Deficit) for the three years ended September 30, 2002	39
		Consolidated Statements of Cash Flows for the three years ended September 30, 2002	40
		Notes to Consolidated Financial Statements	41
	(2)	Financial Statement Schedule
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
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 3.1 in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.
3.2	Restated By-Laws
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 3.2 in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1 Registration Statement No. 33-29095, filed June 7, 1989, as amended by Amendment No. 1, filed June 13, 1989, Amendment No. 2, filed July 21, 1989 and Amendment No. 3, filed July 28, 1989.
10.1	Loan Agreement dated June 28, 2000 between 4-D and BDN, a company based in Spain.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.1 in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the SEC on August 14, 2000.
10.2	Loan Agreement dated June 28, 2000 between 4-D and BDN, a company based in Spain.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.2 in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed with the SEC on August 14, 2000.
10.3	The Company's 1997 Stock Option Plan, as amended.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, the appendix of the Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on Schedule 14A dated January 18, 2002 filed on January 22, 2002.
10.4	The Company's 1987 Stock Option Plan, as amended.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.6 in the Fiscal 1992 Form 10-K.
10.5	Form of Incentive Stock Option and related exercise documents.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.7 in the Fiscal 1992 Form 10-K.
10.6	The Company's 2002 Employee Stock Purchase Plan.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, the appendix of the Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 on Schedule 14A dated January 18, 2002 filed on January 22, 2002.
10.7	Form of Common Stock Purchase Agreement.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.1 in our current report on Form 8-K filed on May 11, 2001, as subsequently amended.
10.8	Letter Agreement dated on or about April 25, 2001 between 4-D and AIG Private Bank, Ltd.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.2 in our current report on Form 8-K filed on May 11, 2001, as subsequently amended.

10.9	Amendment to Loan Agreement dated on or about April 26, 2001 between 4-D and AIG Private Bank, Ltd.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.3 in our current report on Form 8-K filed on May 11, 2001, as subsequently amended.
10.10	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.4 in our current report on Form 8-K filed on May 11, 2001, as subsequently amended.
10.11	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Swisspartners Investment Network Ltd.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.5 in our current report on Form 8-K filed on May 11, 2001, as subsequently amended.
10.12	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and MATRUST, S.L.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.6 in our current report on Form 8-K filed on May 11, 2001, as subsequently amended.
10.13	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and International Sequoia Investments Limited.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.7 in our current report on Form 8-K filed on May 11, 2001, as subsequently amended.
10.14	Full Cancellation of Indebtedness effective as of April 26, 2001 between 4-D and Amaldos, S.A.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.8 in our current report on Form 8-K/A filed on June 20, 2001, as subsequently amended.
10.15	Real Estate Lease, dated April 3, 1989, between the Company and Cornerstone Income Properties, plus First and Second Amendments to the Real Estate Lease.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.58 in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1, Registration Statement No. 33-46758, filed March 26, 1992, as amended by Amendment No. 1, filed May 8, 1992.
10.16	Form of Purchase Option Agreement, as amended.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.64 in the Registration Statement filed pursuant to the Securities Act of 1933 on Form S-1, Registration Statement No. 33-81294, filed July 8, 1994.
10.17	Joint Venture Agreement with Magnesensors.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.77 in Fiscal 1998 Form 10-K.

10.18	Real estate lease dated March 3, 2000 between Neuromag Oy and Instrumentarium and an English language summary of such lease.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.78 in Fiscal 2000 Form 10-K.
10.19	Consultancy Agreement between Felipe Fernandez Atela and 4-D dated April 2, 2001.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.79 in Fiscal 2001 Form 10-K.
10.20	Form of Common Stock Purchase Agreement.
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.1 in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.
10.21	Elekta Agreement dated February 1, 2002 (with certain confidential portions omitted).
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.2 in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the SEC on May 15, 2002.
10.23	Description of Purchase of Services of Dr. Galleon Graetz
23	Consent of Swenson Advisors, LLP.
24	Certified Power of Attorney
99	Section 906 Certification of Chief Executive Officer and Principal Financial Officer

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

4-D NEUROIMAGING

By	/s/ D. SCOTT BUCHANAN
	D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer	January 14, 2003 Date
By	/s/ REYNALDO G. LONTOK
	Reynaldo G. Lontok Controller	January 14, 2003 Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ D. SCOTT BUCHANAN D. Scott Buchanan
	President, Chief Executive Officer, Principal Financial Officer, Director	January 14, 2003 Date
By	*
	Martin P. Egli, Director	January 14, 2003 Date
By	*
	Galleon Graetz, Director	January 14, 2003 Date
By	*
	Han-Ueli Rihs, Director	January 14, 2003 Date
By	*
	Martin Velasco, Director	January 14, 2003 Date
*By	/s/ D. SCOTT BUCHANAN D. Scott Buchanan (Attorney-in-Fact)	January 14, 2003 Date

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
PURSUANT TO §906 OF THE SARBANES-OXLEY ACT OF 2002

        I, D. Scott Buchanan, certify that:

1.
I have reviewed this annual report on Form 10-K of 4-D Neuroimaging;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

/s/ D. SCOTT BUCHANAN D. Scott Buchanan Chief Executive Officer and Principal Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
4-D Neuroimaging

        We have audited the accompanying consolidated balance sheet of 4-D Neuroimaging (a California corporation), and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year ended September 30, 2002 and 2001. Our audits also included the consolidated financial statement schedule. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of 4-D Neuroimaging as of September 30, 2000, were audited by other auditors whose report dated January 10, 2001, and included in this Form 10-K, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 4-D Neuroimaging and subsidiaries as of September 30, 2002 and 2001, and the results of its operations and its cash flows for the year ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ SWENSON ADVISORS, LLP
An Accountancy Firm
San Diego, California
January 9, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS*

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

/s/ ARTHUR ANDERSEN LLP
San Diego, California
January 10, 2001

        * This report is a copy of the previously issued report, Arthur Andersen has not reissued this report.

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

4-D NEUROIMAGING

CONSOLIDATED BALANCE SHEETS

	September 30,
	2002	2001
ASSETS
Cash and cash equivalents	$166,697	$178,339
Restricted cash	17,310	545,654
Accounts receivable, less allowance for doubtful accounts of $216,124 in 2002 and $210,000 in 2001	365,917	3,135,596
Inventories	4,137,919	7,310,735
Prepaid expenses and other current assets	200,399	898,465

Total current assets	4,888,242	12,068,789
Property and equipment, net	607,062	728,128
Goodwill, net	2,203,549	8,177,399
Deferred income taxes	588,175	588,175
Other assets	226,615	261,464

TOTAL ASSETS	$8,513,643	$21,823,955

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Notes payable Accounts payable	$4,040,000 1,903,159	$3,357,026 2,357,073
Accrued liabilities	1,110,685	1,238,863
Accrued salaries and employee benefits	498,311	558,441
Customer deposits	535,749	6,459,485
Deferred revenues	341,843	203,650
Current portion of royalty obligation	312,000	312,000
Current portion of capital lease obligations	13,952	15,688

Total current liabilities	8,755,699	14,502,226
Note payable	521,614	481,344
Royalty obligation, net of current portion	1,025,706	1,122,228
Customer deposits	1,107,518	1,107,518
Deferred revenues	376,727	34,662
Capital lease obligations, net of current portion	7,637	17,182

Total liabilities	11,794,901	17,265,160

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock—no par value; 300,000,000 shares authorized; 160,338,589 and 145,018,629 are issued and outstanding in 2002 and 2001, respectively	114,692,985	112,699,555
Additional paid-in capital	3,007,500	3,007,500
Accumulated deficit	(120,951,599)	(110,913,477)
Accumulated other comprehensive loss	(30,144)	(234,783)

Total shareholders' equity (deficit)	(3,281,258)	4,558,795

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$8,513,643	$21,823,955

See Notes to Consolidated Financial Statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended September 30,
	2002	2001	2000
REVENUES
Product sales	$9,607,279	$9,245,305	$7,576,834
Product services	1,032,270	1,018,733	813,691

	10,639,549	10,264,038	8,390,525

COST OF REVENUES
Product	7,470,848	5,919,247	6,462,489
Product services	1,145,884	592,060	579,643

	8,616,732	6,511,307	7,042,132

GROSS MARGIN	2,022,817	3,752,731	1,348,393

OPERATING EXPENSES
Research and development	1,369,539	1,876,809	3,052,296
Marketing and sales	1,989,990	1,988,335	1,966,960
General and administration	2,439,541	2,834,562	2,551,433
Goodwill amortization	—	1,318,788	1,141,000

	5,799,090	8,018,494	8,711,689

OPERATING LOSS	(3,776,253)	(4,265,763)	(7,363,296)
Interest expense	(288,844)	(910,054)	(992,205)
Interest income	14,567	58,720	88,594
Impairment of goodwill	(5,973,850)	—	—
Other income (expense), net	(12,942)	617,214	323,057
Loss on investment in Magnesensors	—	—	(57,027)

LOSS BEFORE PROVISION FOR INCOME TAXES	(10,037,322)	(4,499,883)	(8,000,877)
Provision for income taxes	800	800	125,800

NET LOSS	$(10,038,122)	$(4,500,683)	$(8,126,677)

BASIC AND DILUTED NET LOSS PER SHARE	$(.07)	$(.04)	$(.10)

Weighted average number of common shares outstanding	152,788,459	110,883,205	84,274,108

See Notes to Consolidated Financial Statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE, SEPTEMBER 30, 1999	83,367,112	$99,391,882	$3,000,000	$(98,286,117)	—	$4,105,765
Exercise of stock options	1,200,155	548,487	—	—	—	548,487
Sale of stock under ESPP	315,317	106,830	—	—	—	106,830
Exercise of warrants	92,424	55,454	—	—	—	55,454
Compensation expense incurred in connection with issuance of options for service	—	—	7,500	—	—	7,500
Net loss	—	—	—	(8,126,677)	—	(8,126,677)
Translation adjustments	—	—	—	—	$(417,299)	(417,299)

Comprehensive loss						(8,543,976)

BALANCE, SEPTEMBER 30, 2000	84,975,008	100,102,653	3,007,500	(106,412,794)	(417,299)	(3,719,940)
Exercise of stock options	216,949	68,000	—	—	—	68,000
Sale of stock under ESPP	277,591	23,595	—	—	—	23,595
Conversion of notes payable in exchange for indebtedness including accrued interest and cash	59,549,081	12,505,307	—	—	—	12,505,307
Net loss	—	—	—	(4,500,683)	—	(4,500,683)
Translation adjustments	—	—	—	—	182,516	182,516

Comprehensive loss						(4,318,167)

BALANCE, SEPTEMBER 30, 2001	145,018,629	112,699,555	3,007,500	(110,913,477)	(234,783)	4,558,795
Exercise of stock options	200,000	30,000				30,000
Sale of stock under ESPP	43,038	3,430				3,430
Sale of stock	15,076,922	1,960,000				1,960,000
Net loss				(10,038,122)		(10,038,122)
Translation adjustments					204,639	204,639

Comprehensive loss						(9,833,483)

BALANCE, SEPTEMBER 30, 2002	160,338,589	$114,692,985	$3,007,500	$(120,951,599)	$(30,144)	$(3,281,258)

See Notes to Consolidated Financial Statements

4-D NEUROIMAGING

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
	2002	2001	2000
OPERATING ACTIVITIES
Net loss	$(10,038,122)	$(4,500,683)	$(8,126,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	5,973,850	—	—
Non-cash tax provision	—	—	125,000
Depreciation and amortization	285,553	1,753,927	1,460,590
Imputed interest on royalty obligation	97,795	89,911	75,000
Deferred income tax	—	(1,902)	—
Issuance of options as compensation for services	—	—	7,500
Changes in operating assets and liabilities, excluding effects of acquisition:
Restricted cash	528,344	79,346	(404,849)
Accounts receivable	2,769,679	(1,889,732)	(121,700)
Inventories	3,172,816	(965,628)	(811,339)
Prepaid expenses and other current assets	698,066	169,453	(596,111)
Payment of royalty obligation	(194,317)	(430,683)	—
Other assets	34,849	500,599	(345,539)
Accounts payable	(453,914)	(1,440,592)	1,163,838
Accrued liabilities	(161,581)	(88,180)	(8,170)
Accrued salaries and employee benefits	(60,130)	(36,373)	165,322
Customer deposits	(5,923,736)	2,925,924	2,393,979
Deferred revenue	480,258	(193,201)	(194,197)
Interest payable	33,403	(125,036)	—

Net cash used in operating activities	(2,757,187)	(4,152,850)	(5,217,353)

INVESTING ACTIVITIES
Loss on investment in Magnesensors	—	—	57,027
Change in short-term investments, net	—	—	2,745,776
Payments on capital leases	(11,281)	(24,462)	(16,469)
Payments for property and equipment	(164,487)	(190,675)	(335,617)
Acquisition of Neuromag Oy, net of cash acquired	—	—	(9,507,000)

Net cash used in investing activities	(175,768)	(215,137)	(7,056,283)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,993,430	12,596,902	710,771
Proceeds from notes payable	723,244	—	12,622,930
Repayment of notes payable	—	(9,316,560)	—

Net cash provided by financing activities	2,716,674	3,280,342	13,333,701

Effect of exchange rate changes	204,639	182,516	(417,299)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,462)	(905,129)	642,766
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	178,339	1,083,468	440,702

CASH AND CASH EQUIVALENTS AT END OF YEAR	$166,697	$178,339	$1,083,468

See Notes to Consolidated Financial Statements

4-D Neuroimaging
Notes to Consolidated Financial Statements

Note 1.    Summary of Organization and Significant Accounting Policies

Organization

        4-D Neuroimaging was founded in 1970 as a California corporation and is engaged primarily in the business of developing, manufacturing and selling medical imaging systems to medical institutions. The magnetic source imaging, or MSI, systems the Company has developed measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders. The Company's operations are located in the United States and Germany and formerly Finland.

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

Property and Equipment

        Property and equipment is valued at cost. Depreciation is generally computed using the straight-line method over estimated useful lives of three to ten years. Improvements to leased properties are amortized over their estimated useful lives or lease periods whichever is shorter. Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of related assets are capitalized. Depreciation expense was approximately $286,000 for the year ended September 30, 2002.

Goodwill

        In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets".

        The Company adopted SFAS No. 142 in fiscal year 2002, as of October 1, 2001. The value of goodwill was $2,204,000 and $8,177,000 as of September 30, 2002 and 2001, respectively. The Company recorded an impairment of goodwill for $5,974,000 in fiscal 2002. The impairment of goodwill resulted from the sale of Neuromag Oy, for $4,000,000 less stockholder's equity of $1,796,000 as of September 30, 2002 (see Note 2 of the consolidated financial statements).

        Goodwill recognized in the acquisition of Neuromag Oy was being amortized on a straight-line basis over eight years. The goodwill amortization was approximately $1,319,000 and $1,141,000 for the years ended September 30, 2001 and 2000, respectively.

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

Foreign Currency Remeasurement and Translation

        The functional currency of the Company's German subsidiary is the U.S. dollar. The monetary assets and liabilities of the German subsidiary are remeasured into the U.S. dollar at the exchange rate in effect at the balance sheet date while nonmonetary items are remeasured at historical rates. Revenues and expenses are remeasured at average exchange rates for the period. Remeasurement gains or losses of the foreign subsidiary are recognized currently in consolidated operations. For the years ended September 30, 2002, 2001 and 2000, such gains and losses have not been significant.

        The functional currency of the Company's Finnish subsidiary is the Eurodollar. The functional currency of the Company's Finnish subsidiary changed as of October 1, 2001 to the Eurodollar from the Finnish Marka as required by local regulations. This change in currency has had no significant impact on the Company's financial position, results of operations or its cash flow. Assets and liabilities of the Finnish subsidiary are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at average exchange rates for the period. Translation gains and losses are reflected as a component of accumulated other comprehensive loss in shareholders' equity (deficit).

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

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. The statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 in fiscal 2002, as of October 1, 2001. The Company recorded an impairment of goodwill for $5,974,000 in connection with the sale of the Finnish subsidiary.

        In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company adopted SFAS No. 144, in fiscal year ending September 30, 2002 and no material impact.

        In June 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" before they can be classified as extraordinary in the income statement. Those companies that use debt extinguishments as a part of their risk management strategy are required to classify the gain or loss from extinguishments of debt as a part of operating income in the income statement. The Company plans to adopt SFAS No. 145 during the fiscal year ended September 30, 2003. Management is assessing the impact of this statement.

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, however, early adoption is encouraged. Management is addressing the impact of this statement in the first quarter in fiscal 2003.

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

Note 2.    Sale of Finnish Subsidiary Neuromag Oy—Subsequent Event

        In December 1999, the Company acquired Neuromag Oy, located in Helsinki Finland for $10 million in cash and an interest-free minimum royalty obligation of $312,500 per year for eight years (totaling $2.5 million) to Marconi Medical, Cleveland, Ohio. The funds for the purchase were provided by a loan from AIG Private Bank Ltd. totaling $11 million secured by 100% of the outstanding and issued capital stock of Neuromag Oy and guaranteed by an entity unaffiliated with the Company.

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

        The remainder of the AIG Bank loan was restructured. As restructured, the loan in the principal amount of $3,357,000 from AIG Bank matured in July 2002 at which time the Company defaulted on the loan.

        Due to changes in the business environment and to satisfy the debt to AIG Bank the Company decided to sell its Finnish subsidiary, Neuromag Oy. The subsidiary was sold to Vaandramolen Holding BV on or about October 21, 2002 for a total of $4,000,000 in cash. $3,694,000 of the proceeds were used to fully pay the AIG Bank debt, $100,000, were used to pay part of the existing intercompany debt, and the remainder was used for general corporate purposes.

        The Company had early adopted SFAS No. 142 in fiscal 2002 which requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. Therefore, there was no goodwill amortization in fiscal 2002, compared to $1,319,000 in fiscal 2001. In the Company's consolidated financial statements dated September 30, 2002, the Company recognized a goodwill impairment of $5,974,000 due to the sale of the Company's Finnish subsidiary in October 2002.

Note 3.    Pro Forma Financial Information assuming Neuromag was not Acquired

        On October 21, 2002, the Company sold one hundred per cent (100%) of the Company's shares in 4-D Neuroimaging Oy, ("Asset"), to Vaandramolen Holding BV, ("VHBV"). As part of an effort by the Company's board of directors to raise additional financial resources, one of the Board members conveyed to the Company for consideration an offer from VHBV to purchase the Asset for 4,000,000 USD cash. The board of directors carefully reviewed and evaluated this offer, and in particular the valuation that was being placed on the Asset. The Board concluded that the offer was fair and reasonable and directed the Management of the Company to accept the offer.

        The pro forma financials presented below are the unaudited consolidated statements of operations based on the assumption that the Company had not acquired the subsidiary in December 1999.

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2002
(in thousands, except per-share amounts)
(unaudited)

	Consolidated	Neuromag		Pro forma Adjustments	Pro forma w/o Neuromag
	(audited)	(unaudited)		(unaudited)	(unaudited)
Revenue	$10,640	$5,337			$5,303
Cost of Revenues	8,617	3,459			5,158

Gross Margin	2,023	1,878			145

Operating Expenses	5,799	1,099	(a)	$(314)	4,386

Operating Income (Loss)	(3,776)	779			(4,241)

Other	(6,262)	(47)	(b)	6,217	2

Net Income (Loss)	$(10,038)	$732			$(4,239)

(a)
Administrative costs associated with additional personnel that would not have been needed.

(b)
Interest expense for AIG loan and intercompany loans $243 and Impairment of Goodwill $5,974

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2001
(in thousands, except per-share amounts)
(unaudited)

	Consolidated	Neuromag		Proforma Adjustments	Proforma w/o Neuromag
	(audited)	(unaudited)		(unaudited)	(unaudited)
Revenue	$10,264	$3,072			$7,192
Cost of Revenues	6,512	2,408			4,104

Gross Margin	3,752	664			3,088

Operating Expenses	8,018	1,819	(a)	$(1,536)	4,663

Operating Loss	(4,266)	(1,155)			(1,575)

Other	(235)	27	(b)	840	578

Net Loss	$(4,501)	$(1,128)			$(997)

(a)
Goodwill amortization $1,319 and administrative costs $217

(b)
Interest expense on AIG and intercompany loans

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
YEAR ENDED SEPTEMBER 30, 2000
(in thousands, except per-share amounts)
(unaudited)

	Consolidated	Neuromag		Proforma Adjustments	Proforma w/o Neuromag
	(audited)	(unaudited)		(unaudited)	(unaudited)
Revenue	$8,391	$5,573			$2,818
Cost of Revenues	7,042	4,102			2,940

Gross Margin	1,349	1,471			(122)

Operating Expenses	8,711	1,059	(a)	$(1,141)	6,511

Operating Income (Loss)	(7,362)	412			(6,633)

Other	(765)	311	(b)	840	(236)

Net Income (Loss)	$(8,127)	$723			$(6,869)

(a)
Goodwill amortization

(b)
Interest expense on AIG and intercompany loans

Note 4.    Liquidity and Additional Financing—Subsequent Event

        For the past three years the Company has had significant liquidity concerns. The Company incurred a loss of $10,038,000 for the year ended September 30, 2002, had an accumulated deficit of $120,952,000 through the fiscal year ended September 30, 2002, and as of that date, current liabilities exceeded current assets by $3,867,000.

        Due to the subsequent influx of working capital of $3,000,000 of equity and $1,000,000 of long-term debt, the Company believes it has sufficient working capital for at least the next year.

        On or about November 5, 2002, the Company entered into another line of credit with AIG Bank for $1,000,000. Proceeds were used to pay off two unsecured loans from members of the Company's board of directors, each in the amount of $125,000 to pay off the unsecured loan from MATRUST, S.L., for $100,000, no interest was charged, to pay off the unsecured loan from International Sequoia Investment Ltd. for $100,000, no interest was charged and to pay off certain accounts payable in the amount of $120,000 to Dr. Galleon Graetz, a member of the board of directors and a consultant for the Company. All of these amounts, totaling $570,000, were then pledged by the respective parties as collateral against the loan. The remaining amount was used for general corporate purposes.

        Additionally, Mr. Martin Egli, a member of the Company's board of directors, provided a personal guarantee of $500,000, and the Company pledged its patent portfolio and a Magnes 2500 WH system, currently installed at the University of Alabama, to which the Company retains title.

        Also, the Company issued 60,000,000 shares of its common stock representing approximately 29% of its outstanding voting securities in a private placement transaction with Swisspartners Investment Network AG in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, which was consummated on or about December 27, 2002. The common stock was issued at a per-share price of $0.05, in exchange for cash in the amount of $3,000,000.

Note 5.    Debt

        Prior to its acquisition by 4-D, Neuromag Oy borrowed a total of 3,140,000 in Finnish Markka, or FIM, which equaled approximately $522,000 USD at September 30, 2002, from TEKES at the Finnish state base interest rate minus 1%, 2001, subject to a minimum rate of 3%. The future repayment date for principal and related accrued interest outstanding under this loan is dependent upon Neuromag Oy generating sufficient distributable equity based upon the statutory final accounts prepared in accordance with Finnish generally accepted accounting principles, in the future. This debt is no longer a debt of the Company (see Note 2 of the consolidated financial statements).

        In January 2002, 4-D obtained two unsecured loans from members of the Company's board of directors, each in the amount of $125,000, with an interest rate of 8% per annum. These loans were repaid in November 2002, with no interest charged.

        In August 2002, 4-D obtained two $100,000 unsecured loans, one from MATRUST, S.L. and one from International Sequoia Investment Ltd., with an interest rate of 8% per annum. These loans were repaid in November 2002, with no interest charged.

Note 6.    Segment and Geographic Information

        The Company operates in one segment that includes developing, manufacturing and selling MSI products. The Company's operations can be divided into three markets: the basic research market, the clinical applications development market, and the commercial clinical market. Substantially all of the Company's revenues have been derived from, and substantially all its assets have been devoted to, the basic research market. The Company's long-lived assets consist primarily of various fixed assets and patents. Of these $781,000 long-lived assets, $584,000 is related to the Company's former Finnish subsidiary (see Note 2 of the consolidated financial statements). The following table summarizes the Company's revenues and long lived assets, excluding intangible, deferred tax and prepaid assets:

	Years Ended September 30,
	2002	2001	2000
Revenues:
North America	$4,215,519	$4,364,380	$79,098
Europe	1,098,517	937,807	2,969,212
Asia	5,325,513	4,961,851	5,342,215

	$10,639,549	$10,264,038	$8,390,525

Long lived assets:
North America	193,033	$292,569	$790,921
Europe	588,337	644,716	595,648

	$781,370	$937,285	$1,386,569

Note 7.    Concentrations of Risk

Customer Concentrations

        On average, the Company's MEG systems generally sell for approximately $1.0-$2.5 million, resulting in significant concentrations of revenues and accounts receivable. For the year ended September 30, 2002 seven customers represented 18%, 18%, 18%, 11%, 9%, 9% and 5% of product revenues, respectively. For the year ended September 30, 2001, six customers represented 22%, 18%, 16%, 11%, 10% and 10% of product revenues, respectively. For year ended September 30, 2000, six customers represented 21%, 16%, 16%, 13%, 12% and 11% of product revenues, respectively.

Distributor and Vendor Concentrations

        In January 2000, the Company entered into an exclusive distributor agreement to market, sell, distribute and service its MEG products in certain regions of Asia, including Japan, for an initial period of three years.

Note 8.    Consolidated Financial Statement Information

        Inventories consist of the following as of September 30:

	2002	2001
Finished goods	$1,278,005	$3,556,167
Work-in-process	2,327,858	3,020,505
Raw materials	532,056	734,063

	$4,137,919	$7,310,735

        Net property and equipment consists of the following as of September 30:

	2002	2001
Machinery and equipment	$4,294,664	$4,239,557
Office furniture and equipment	1,525,609	1,509,335
Leasehold improvements	1,552,589	1,485,127

	7,372,862	7,234,019
Less accumulated depreciation	(6,765,800)	(6,505,891)

	$607,062	$728,128

        Accrued liabilities consist of the following as of September 30:

	2002	2001
Warranty allowance	$258,333	$495,419
Accrued interest	196,367	162,964
Collaboration Agreement-MGH	130,417	—
Other	525,568	580,480

	$1,110,685	$1,238,863

        Supplemental disclosures of cash flow information:

        During the years ended September 30, 2002, 2001 and 2000, the Company paid approximately the following for:

	2002	2001	2000
Interest	$—	$82,000	$669,000
Income Taxes	$800	$1,500	$800

Note 9.    Investment in Magnesensors

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

Note 10.    Income Taxes

        The Company's provision for income taxes in fiscal 2002 and 2001 consists of $800 of minimum state taxes, and in 2000 consists of $125,000 in foreign taxes and $800 of minimum state taxes. For tax purposes, the fiscal 2000 foreign tax provision has been offset by net operating losses purchased in the acquisition of Neuromag Oy and the offset has been recorded as a reduction of goodwill in the accompanying consolidated financial statements.

        The components of deferred tax assets at September 30, 2002 and 2001 are as follows:

	2002	2001
Net operating loss carryforwards	$15,462,000	$14,060,000
Tax credits	1,096,000	1,096,000
Capitalized research and development costs	372,000	649,000
Allowances	869,000	724,000
Other	310,000	226,000

	18,109,000	16,755,000
Valuation allowance	(17,521,000)	(16,169,000)

Net deferred tax assets	$588,000	$586,000

        A valuation allowance for substantially all of the deferred tax assets has been provided because realization of such future tax benefits cannot be assured. The net deferred tax assets are attributable to the operations of Neuromag Oy. The Company has approximately $40,900,000 and $15,800,000 of Federal and State net operating loss carryforwards which will expire at various dates through 2021. Approximately $1,644,000 of state net operating losses expired unused as of September 30, 2002. As a result of ownership changes (as defined by Section 382 of the Internal Revenue Code of 1986, as amended) which occurred in fiscal 1995 and fiscal 1997, the Company's Federal tax loss carryforwards generated prior to fiscal 1997 have been limited to a total of approximately $14,039,000 of which approximately $930,000 can be utilized per year as of September 30, 2002. Any additional ownership changes may further limit the utilization of the net operating loss carryforwards.

        The provision for income taxes reconciles to the amount computed by applying the federal statutory rate to loss before provision for income taxes as follows:

	2002	2001	2000
Computed expected federal tax benefit	$(3,412,961)	$(1,530,232)	$(2,826,557)
State taxes, net of federal benefit	(585,723)	(262,390)	(471,154)
Change in valuation reserve	1,351,800	1,394,575	2,867,727
Impairment of goodwill	2,379,385	—	—
Goodwill amortization	—	525,273	428,848
Other	268,299	(126,426)	126,936

Provision for income taxes	$800	$800	$125,800

Note 11.    Commitments and Contingencies

Lease Commitments

        The Company purchased certain equipment under capital leases that expire at various dates through April 2004. Cost of equipment under capital leases included in property and equipment in the accompanying consolidated balance sheets totaled $69,363 with related accumulated depreciation of $45,086 as of September 30, 2002.

        The Company leases its facility pursuant to a five-year lease agreement, which expires in February 2003. It subleases approximately 4,950 square feet of this facility to two companies, for a net monthly rent of approximately $4,800, on a month to month basis. In December 2002, the Company signed a term sheet with the owners of the property for an additional 5-year term in which the leased space will be reduced to approximately 44,000 square feet and the average monthly lease payment for the first year and over the term of the lease will be approximately $35,200 and $49,500 respectively.

        The branch office in Germany leases approximately 3,000 square feet at Gruener Weg 82, D-5100 Aachen, Germany pursuant to a year-to-year lease agreement expiring in December 2002. Monthly lease payments are approximately $2,000. Sales and service for the European operations are conducted from the German facility.

        Approximate minimum future lease payments excluding Neuromag Oy, (net of sub-lease payments) as of September 30, 2002 are as follows:

Year Ending September 30,	Capital Leases	Operating Leases
2003	$15,688	$601,695
2004	7,893	414,192
2005	—	520,208
2006	—	596,205
2007	—	616,028
Thereafter	—	260,520

	23,581	$3,008,848

Less amount representing interest	(1,992)

Present value of obligations under capital leases	21,589
Current portion	(13,952)

	$7,637

        Total rent expense was approximately $964,276 (including Neuromag Oy of approximately $192,000), $936,000 and $816,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Clinical Collaborations

        The Company is currently involved with clinical collaboration agreements with certain medical institutions utilizing the Company's MEG systems for research. Under terms of the agreements, the Company provided certain services, product and technical support and under one agreement is entitled to revenue sharing from medical reimbursements received. During fiscal 2002, 2001 and 2000, the Company incurred $65,000, $51,000 and $237,000, respectively, of expenses related to those agreements and at September 30, 2002 are committed to expend approximately $50,000 through 2003. During fiscal 2002 and 2001, revenue sharing of $141,000 and $119,000, respectively, was recognized.

Legal Matters

        In the ordinary course of business, the Company is subject to claims and, from time to time, is named in various legal proceedings. In the opinion of management, the amount of ultimate liability, if any, with respect to any actions will not materially affect the financial position or results of operations of the Company.

Note 12.    Shareholders' Equity

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

        The $10,505,307 in cancellations of indebtedness consisted of a partial cancellation of indebtedness in the amount of $8,951,000 by AIG Bank according to a letter agreement dated on or about April 25, 2001 between AIG Bank and 4-D, full cancellations of indebtedness in the amounts of $872,867 and $224,875 by Swisspartners, a full cancellation of indebtedness in the amount of $224,875 by MATRUST, S.L., a full cancellation of indebtedness by Sequoia, in the amount of $224,875, and a full cancellation of indebtedness in the amount of $6,815 from Amaldos, S.A. The full cancellations of indebtedness entered into between the Company and each of Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners represent the portion of the debt assigned to each such entity by BDN upon its reduction of capital. Martin Egli, a member of the Company's board of directors, is also a member of the board of directors of AIG Bank and is a managing partner of Swisspartners. Dr. Maso, a member of the Company's board of directors, is a majority shareholder in MATRUST, S.L. Mr. Velasco, a member of the Company's board of directors, is a major investor in Sequoia. See Notes 2 and 5 of the consolidated financial statements and Part II, Item 7 of this report for additional information with regard to the loans the Company obtained from AIG Bank, Swisspartners and BDN and the reassignment of portions of the BDN loans to Amaldos, S.A., MATRUST, S.L., Sequoia and Swisspartners upon BDN's reduction of capital.

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

        The following table summarizes option plan activity:

	Options	Weighted Average Exercise Price
Outstanding at September 30, 1999	7,239,930	$0.51
Granted	715,500	$0.59
Canceled	(338,120)	$0.42
Exercised	(1,200,155)	$0.46

Outstanding at September 30, 2000	6,417,155	$0.53
Granted	256,949	$0.28
Canceled	(974,036)	$0.30
Exercised	(216,949)	$0.31

Outstanding at September 30, 2001	5,483,119	$0.38

Granted	250,000	$0.14
Canceled	(69,700)	$0.27
Exercised	(200,000)	$0.15

Outstanding at September 30, 2002	5,463,419	$0.37

        The following table summarizes stock options outstanding as of September 30, 2002:

	Outstanding			Vesting
Range of Exercise Prices	Options	Weighted-Avg. Remaining Contractual Life In Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$0.50	592,569	1.94	$0.50	592,569	$0.50
$0.25 - 0.75	614,400	4.25	$0.51	614,400	$0.51
$0.28 - 0.50	1,870,000	5.78	$0.44	1,870,000	$0.44
$0.16 - 0.26	1,706,950	6.72	$0.22	1,367,588	$0.22
$0.16 - 1.00	594,500	7.16	$0.32	393,669	$0.32
$0.12 - 0.09	40,000	8.97	$0.11	9,687	$0.11
$0.09 - 0.12	45,000	9.66	$0.10	4,583	$0.10

$0.09 - 1.00	5,463,419	5.62	$0.37	4,812,496	$0.38

        If the Company had elected to recognize stock-based employee compensation costs (including the Company's Employee Stock Purchase Plan) based on the fair value on the date of grant consistent with the provisions of SFAS No. 123, net loss and basic and diluted net loss per share would have been increased to the following amounts:

	2002	2001	2000
Pro forma net loss	$(10,147,390)	$(4,720,008)	$(9,113,423)
Pro forma basic and diluted net loss per share	$(0.06)	$(0.03)	$(.11)

        As required by SFAS No. 123, the Company provides the following disclosure of hypothetical values for their outstanding stock options. The options are valued between $0.02 and $0.04 for the years ended September 30, 2002 and 2001. This value was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years ended September 30, 2002, 2001 and 2000: expected dividend yield of 0%, expected volatility is between 1.28 and 2.61, risk free interest rate of 2.80% to 6.88% and expected life between 5 and 10 years.

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

Employee Stock Purchase Plan

        In January 1992 the Company has established an Employee Stock Purchase Plan in which eligible employees may use funds from accumulated payroll deductions to purchase shares of common stock at the end of designated purchase periods. Employees may contribute up to 15% of their base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of common stock determined at the beginning or end of the purchase period. The plan was terminated December 31, 2001.

        A new 10-year Employee Stock Purchase Plan was approved by the board of directors of 4-D Neuroimaging as of January 4, 2002 and approval was granted by the shareholders at the annual shareholder meeting held March 15, 2002. The first purchase period began October 15, 2002 and will run through April 14, 2003.

Note 13.    Employee Benefit Plans

        The Company maintains a defined contribution 401(k) plan (the "Plan") for substantially all of its U.S. employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. Company contributions to the Plan are discretionary as determined by the board of directors and the Company did not contribute any funds to the Plan in fiscal 2002, 2001 and 2000, respectively.

Note 14.    Selected Quarterly Data (Unaudited)

        Unaudited quarterly data for fiscal 2002, 2001 and 2000 is presented below:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
2002
Net revenues	$2,682	$2,386	$5,256	$316
Gross margin	$450	$423	$1,779	$(629)
Net income (loss)	$(1,216)	$(826)	$254	$(8,250)
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$0.002	$(0.05)
2001
Net revenues	$3,130	$2,469	$1,165	$3,500
Gross margin	$1,626	$4	$320	$1,803
Net loss	$(810)	$(1,880)	$(1,759)	$(52)
Basic and diluted net loss per share	$(.01)	$(.02)	$(.01)	$(.00)
2000
Net revenues	$278	$331	$5,244	$2,538
Gross margin	$(169)	$(474)	$2,331	$(340)
Net loss	$(1,720)	$(3,591)	$(182)	$(2,634)
Basic and diluted net loss per share	$(.02)	$(.04)	$(.00)	$(.03)

4-D NEUROIMAGING

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions		Balance at End of Period
Allowance for doubtful accounts
Fiscal Year 2002	$210,000	$6,124	$—		$216,124
Fiscal Year 2001	$210,420	—	$420		$210,000
Fiscal Year 2000	$410,420	—	$200,000	(A)	$210,420

(A)
Collection of previously reserved amounts

Allowance for obsolete and slow moving inventory
Fiscal Year 2002	$1,334,997	$170,000	$17,290	(B)	$1,487,707
Fiscal Year 2001	$2,249,552	$60,000	$974,555	(B)	$1,334,997
Fiscal Year 2000	$2,341,870	$60,000	$152,318	(B)	$2,249,552

(B)
Sale or disposal of items under allowance

QuickLinks

4-D NEUROIMAGING FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002 INDEX
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.
Equity Compensation Plan Information
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO §906 OF THE SARBANES-OXLEY ACT OF 2002
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
  Item 1. Financial Statements
4-D NEUROIMAGING CONSOLIDATED BALANCE SHEETS
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF OPERATIONS
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF CASH FLOWS
4-D Neuroimaging Notes to Consolidated Financial Statements
CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED SEPTEMBER 30, 2002 (in thousands, except per-share amounts) (unaudited)
CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED SEPTEMBER 30, 2001 (in thousands, except per-share amounts) (unaudited)
CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS YEAR ENDED SEPTEMBER 30, 2000 (in thousands, except per-share amounts) (unaudited)