Form 10-K/A
period 2002-09-30
4-D NEUROIMAGING
filed 2003-01-17
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC, 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
or
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

The registrant hereby files this report on Form 10-K/A to amend its Annual Report on Form 10-K for the year ended September 30, 2002 to amend Part IV, Item 15 to include the Annual Report of the Biomagnetic Technologies, Inc. 1992 Employee Stock Purcahse Plan as Exhibit 99.1, the Consent of Swenson Advisors, LLP as Exhibit 23.1 and Certification of Chief Executive Officer and Principal Financial Officer as Exhibit 99.2. No other items in the registant's Annual Report Form 10-K for the ended September 30, 2002 are amended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  The following documents are filed as part of this report:

  (1)
  Financial Statements

    (2)
    Financial Statement Schedule

      Schedule II—Consolidated Valuation and Qualifying Accounts

      Annual Report of 1992 Employee Stock Purchase Plan and related financial statements are contained in attached Exhibit 99.1.

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
10.23	Description of Purchase of Services of Dr. Galleon Graetz This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 10.23 in Fiscal 2002 Form 10-K.
23	Consent of Swenson Advisors, LLP This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 23 in Fiscal 2002 Form 10-K.
23.1	Consent of Swenson Advisors, LLP
24	Certified Power of Attorney This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 24 in Fiscal 2002 Form 10-K.
99
Section 906 Certification of Chief Executive Officer and Principal Financial Officer
This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99 in Fiscal 2002 Form 10-K.
99.1	Annual Report of the Biomagnetic Technologies, Inc. 1992 Employee Stock Purchase Plan
99.2	Section 906 Certification of Chief Executive Officer and Principal Financial Officer

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

4-D NEUROIMAGING

By	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer	January 17, 2003 Date
By	/s/ REYNALDO G. LONTOK Reynaldo G. Lontok Controller	January 17, 2003 Date

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO §906 OF THE SARBANES-OXLEY ACT OF 2002

I, D. Scott Buchanan, certify that:

1.
I have reviewed this annual report on Form 10-K/A of 4-D Neuroimaging;

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

Date: January 17, 2003

/s/ D. Scott Buchanan D. Scott Buchanan Chief Executive Officer and Principal Financial Officer

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART IV
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO §906 OF THE SARBANES-OXLEY ACT OF 2002