Form 10QSB
period 2002-12-31
4-D NEUROIMAGING
filed 2003-02-14
CIK 729330

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-19632

4-D NEUROIMAGING
(Exact name of small business issuer as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2647755 (I.R.S. Employer Identification No.)
9727 Pacific Heights Boulevard, San Diego, California (Address of principal executive offices)	92121-3719 (zip code)
(858) 453-6300 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Number of shares of issuer's Common Stock outstanding, no par value, as of February 7, 2003 was 220,538,589 shares.

        Transitional Small Business Disclosure Format. ☐ Yes    ☒ No

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31, 2002	September 30, 2002
ASSETS
Cash and cash equivalents	$2,717	$167
Restricted cash	17	17
Accounts receivable, less allowance for doubtful accounts of $276 and $216 at December 31, 2002 and September 30, 2002, respectively	1,258	366
Inventories	3,121	4,138
Prepaid expenses and other current assets	319	200

Total current assets	7,432	4,888
Property and equipment, net	215	607
Goodwill, net	—	2,204
Deferred income taxes	—	588
Other assets	52	227

Total assets	$7,699	$8,514

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Notes payable	$1,000	$4,040
Accounts payable	1,441	1,903
Accrued liabilities	436	1,111
Accrued salaries and employee benefits	372	498
Customer deposits	1,260	536
Deferred revenues	145	342
Current portion of royalty obligation	312	312
Current portion of capital lease obligations	14	14

Total current liabilities	4,980	8,756
Notes payable	—	521
Royalty obligation, net of current portion	895	1,025
Customer deposits	1,108	1,108
Deferred revenues	318	377
Capital lease obligations, net of current portion	3	8

Total liabilities	7,304	11,795

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock—no par value; 300,000,000 shares authorized; 220,338,589 and 160,338,589 shares issued and outstanding as of December 31, 2002 and September 30, 2002, respectively	117,693	114,693
Additional paid-in capital	3,007	3,007
Accumulated deficit	(120,305)	(120,951)
Accumulated other comprehensive loss	—	(30)

Total shareholders' equity (deficit)	395	(3,281)

Total liabilities & shareholders' equity (deficit)	$7,699	$8,514

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended December 31,
	2002	2001
REVENUES
Product sales	$476	$526
Product services	228	219

	704	745

COST OF REVENUES
Product	553	623
Product services	134	241

	687	864

GROSS MARGIN	17	(119)

OPERATING EXPENSES
Research and development	207	309
Marketing and sales	287	515
General and administrative	373	550

	867	1,374

OPERATING LOSS	(850)	(1,493)
Interest expense	(34)	(64)
Interest income	—	2
Gain on sale of Neuromag Oy	1,391	—
Other income, net	170	70

LOSS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(714)	(1,485)
Provision for income taxes	1	1

NET LOSS FROM OPERATIONS	(715)	(1,486)
DISCONTINUED OPERATONS
Income from discontinued operations	1,391	270

NET INCOME (LOSS)	$676	$(1,216)

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE
Loss from operations	$(0.004)	$(0.010)
Earnings from discontinued operations	0.008	0.002

Earnings (loss) per share	$0.004	$(0.008)

Weighted average number of common shares outstanding	163,599	145,184

COMPREHENSIVE LOSS:
Net income (loss)	$676	$(1,216)
Cumulative translation adjustment	—	(61)

Comprehensive income (loss)	$676	$(1,277)

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$676	$(1,216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26	101
Amortization of minimum royalty obligation	(131)	21
Gain on sale of Neuromag Oy	(1,391)	—
Deferred income taxes	—	22
Changes in operating assets and liabilities excluding effects of disposition:
Restricted cash	—	165
Accounts receivable	(893)	2,434
Inventories	543	1,698
Prepaid expenses and other	(118)	(203)
Accounts payable	221	(101)
Accrued liabilities	(488)	(109)
Accrued salaries and employee benefits	(127)	30
Customer deposits	724	(2,712)
Deferred revenue	(255)	47
Interest payable	(187)	—

Net cash provided by (used in) operating activities	(1,400)	177

INVESTING ACTIVITIES
Purchases of property and equipment	(6)	(52)
Proceeds from sale of Neuromag Oy	4,000	—

Net cash provided by (used in) investing activities	3,994	(52)

FINANCING ACTIVITIES
Proceeds from notes payable	1,000	240
Proceeds from issuance of common stock	3,000	—
Proceeds from stock exchange for cancellation of debt	—	30
Proceeds from stock sale from ESPP	—	3
Repayments of notes payable	(4,040)	—
Payments on capital lease obligations	(4)	—

Net cash provided by (used in) financing activities	(44)	273

Effect of exchange rate changes	—	(61)
Net increase in cash and cash equivalents	2,550	337

Cash and cash equivalents at beginning of period	167	178

Cash and cash equivalents at end of period	$2,717	$515

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$114,000	$—

See notes to consolidated financial statements

4-D NEUROIMAGING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION

        4-D Neuroimaging, or 4-D, (formerly Biomagnetic Technologies, Inc.), a California corporation, originally founded in 1970 to produce equipment for physics labs, currently develops, produces, markets and sells medical instrumentation that allows physicians to monitor how the body is functioning, and provides an important tool to neuroscientists, helping them to unravel how the brain functions. The basic technology is referred to as Magnetoencephalography, or MEG (sometimes Magnetic Source Imaging or MSI). MEG systems measure and locate magnetic fields generated by the human body, and assist in the noninvasive diagnosis of a potentially broad range of medical disorders. These measurements provide useful information about the normal and abnormal functioning of the brain, heart, spine and other organs. Currently, we are focusing our efforts on MEG applications for the brain.

        The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiary, Biomagnetic Technologies, GmbH, an inactive wholly owned German entity (together, the "Company", "we", "our", or "4-D"), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2002.

        In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 2002 and the results of its operations and its cash flows for the periods presented.

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

        In June 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" before they can be classified as extraordinary in the income statement. Those companies that use debt extinguishments as a part of their risk management strategy are required to classify the gain or loss from extinguishments of debt as a part of operating income in the income statement. The Company adopted SFAS No. 145 during the quarter ended December 31, 2002 with no material impact.

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 during the quarter ended December 31, 2002. There were no additional costs associated with the sale of Neuromag Oy other than the costs reflected in the financial statements and disclosed in Note 3, Sale of Finnish Subsidiary Neuromag Oy.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends FASB statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company plans to make the required disclosure in the quarter ending March 31, 2003.

Recent Authoritative Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee. Management has assessed the impact of this interpretation and believes it has no material impact.

        In January 2003, the FASB issued FASB Interpretation No. 46. "Consolidation of Variable Interest Entities". This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statement", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist. Management is assessing the impact of this interpretation.

NOTE 2. BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

        Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding as of December 31, 2002. Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 3. SALE OF FINNISH SUBSIDIARY NEUROMAG OY

        In December 1999, the Company acquired Neuromag Oy, located in Helsinki Finland for $10 million in cash and an interest-free minimum royalty obligation of $312,500 per year for eight years (totaling $2.5 million) to Marconi Medical Systems, Inc., Cleveland, Ohio. The funds for the purchase were provided by a loan from AIG Private Bank Ltd. ("AIG") totaling $11 million secured by 100% of the outstanding and issued capital stock of Neuromag Oy and guaranteed by an entity unaffiliated with the Company.

        In April 2001, $8,951,000 of the debt to AIG was cancelled in exchange for 42,623,810 shares of common stock of the Company as part of a private placement transaction with specified investors in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The common stock was issued at a per-share price of $0.21.

        The remainder of the AIG bank loan was restructured. As restructured, the loan in the principal amount of $3,357,000 from AIG matured in July 2002 at which time the Company defaulted on the loan.

        Due to changes in the business environment and to satisfy the debt to AIG the Company decided to sell its Finnish subsidiary, Neuromag Oy. The subsidiary was sold to Vaandramolen Holding BV, or VHBV, in October 2002, for a total of $4,000,000 in cash. $3,694,000 of the proceeds were used to fully pay the AIG bank debt, $100,000 were used to pay part of the existing intercompany debt and the remainder for general corporate purposes.

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

        In December 2002, the Company recorded a gain on the sale of our Finnish subsidiary of $1,391,000 by eliminating goodwill of $2,204,000 and intercompany payables and other related accounts for $405,000. In addition, the reduction in deferred income taxes of $588,000 consists of deferred foreign taxes of Neuromag Oy.

NOTE 4. PRO FORMA FINANCIAL INFORMATION ASSUMING NEUROMAG WAS NOT ACQUIRED

        In October 2002, the Company sold 100% of the Company's shares in 4-D Neuroimaging Oy, ("Asset"), to VHBV. As part of an effort by the Company's board of directors to raise additional financial resources, one of the board members conveyed to the Company for consideration an offer from VHBV to purchase the Asset for $4,000,000.

        The pro forma financials presented below are the unaudited consolidated statements of operations based on the assumption that the Company had not acquired the subsidiary in December 1999.

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
QUARTER ENDED DECEMBER 31, 2001
(in thousands, except per-share amounts)
(unaudited)

	Consolidated	Neuromag		Pro forma Adjustments	Pro forma w/o Neuromag
Revenue	$2,682	$1,937			$745
Cost of Revenues	2,232	1,368			864

Gross Margin	450	569			119

Operating Expenses	1,658	284	a)	$(90)	1,284

Operating Income (Loss)	(1,208)	285			(1,403)

Other	(8)	(15	)b)	64	71

Net Income (Loss)	$(1,216)	$270			$(1,332)

a)
Administrative costs associated with additional personnel that would not have been needed.

b)
Interest expense for AIG loan and intercompany loans

NOTE 5. DEBT OBLIGATIONS

        In January 2002, 4-D obtained two $125,000 unsecured loans, one from Enrique Maso and one from Swisspartners Investment Network Ltd., or Swisspartners, with an interest rate of 8% per annum. In August 2002, 4-D obtained two $100,000 unsecured loans, one from MATRUST, S.L. and one from International Sequoia Investment Ltd., with an interest rate of 8% per annum. The principal amounts of the loans were repaid in November 2002, accrued interest was recorded as a gain on extinguishment of debt and is reflected in other income on the statement of operations.

        In November 2002, the Company entered into another line of credit with AIG Bank for $1,000,000. The interest on the line of credit is 4.17% and initially the line of credit was due and payable November 5, 2003. In January 2003 the maturity of the line of credit was extended until May 5, 2004. Proceeds were used to pay off the two $125,000 unsecured loans from Enrique Maso and Swisspartners, the two $100,000 unsecured loans from MATRUST, S.L. and International Sequoia Investment Ltd. and to pay certain accounts payable in the amount of $120,000 to Dr. Galleon Graetz, a member of the board of directors and a consultant for the Company. All of these amounts, totaling $570,000, were then pledged by the respective parties as collateral against the loan. The remaining amount was used for general corporate purposes.

        As additional collateral against the loan, Mr. Martin Egli, a member of the Company's board of directors, provided a personal guarantee of $500,000 and the Company pledged its patent portfolio and a Magnes 2500 WH system, currently installed at the University of Alabama, to which the Company retains title.

NOTE 6. ADDITIONAL FINANCING AND LIQUIDITY

        In December 2002, the Company issued 60,000,000 shares of its common stock representing approximately 29% of its outstanding voting securities in a private placement transaction with Swisspartners Investment Network AG in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. The common stock was issued at a per-share price of $0.05, in exchange for cash in the amount of $3,000,000.

        Due to the influx of working capital of $3,000,000 of equity and $1,000,000 of debt, the Company believes it has sufficient working capital for at least the next year.

NOTE 7. INVENTORIES

        The composition of unaudited inventories is as follows (in thousands):

	December 31, 2002	September 30, 2002
Raw materials	$271	$532
Work-in process	2,047	2,328
Finished goods	803	1,278

	$3,121	$4,138

NOTE 8. SEGMENT AND GEOGRAPHIC INFORMATION

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

	Three Months Ended December 31, (unaudited)
	2002	2001
Revenues:
North America	$498,768	$37,646
Europe	151,209	754,202
Asia	54,408	1,890,488

	$704,385	$2,682,336

Long lived assets:
North America	$169,039	$271,419
Europe	46,205	613,007

	$215,244	$884,426

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 2002. This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties including, but not limited to, those discussed in "Risks and Uncertainties." See "Risks and Uncertainties" for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results. We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

OVERVIEW

        4-D Neuroimaging is engaged primarily in the business of developing, manufacturing and selling innovative medical imaging systems to medical institutions. The MEG systems developed by the Company measure magnetic fields created by the human body for the noninvasive diagnosis of certain medical disorders, primarily in the brain. We are focusing on the use of our technology for potential commercial market applications such as the diagnosis and planning for surgical treatment of epilepsy, and the functional mapping of areas of the brain at risk during surgery. We continue to investigate the potential applications of our technology for neuro-psychiatric disorders of the brain such as schizophrenia, as well as for problems of the heart, spine and other organs.

        As of December 2002, thirty-three (33) of our MEG systems are installed in medical and research institutions worldwide. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers. More than 200 insurance companies have approved reimbursement on a case-by-case basis.

        Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C, pricing for which ranges from approximately $1.0 to $2.5 million, depending on the configuration. Major portions of our sales have been in foreign markets. We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price. There can be no assurances that currency fluctuations will not reduce the dollar return to us on such sales if made in the future. Although at December 31, 2002 and 2001, we did not have any open forward exchange contracts, we may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

        In October 2002, we sold 100% of our shares in Neuromag Oy to Vaandramolen Holding BV, or VHBV, for $4,000,000, as discussed in more detail in Note 3 of the consolidated financial statements. We used $3,694,000 of the proceeds from the sale to fully pay the remaining debt outstanding under a loan from AIG, which had been used to fund our acquisition of Neuromag in December 1999. At that time we had acquired all of the issued and outstanding capital stock, or Shares, of Neuromag Oy pursuant to the terms of a share purchase agreement by and between us and Marconi Medical Systems, Inc., or Marconi. Under the terms of the share purchase agreement, we paid a total of $10 million in cash to Marconi for the purchase of the Shares. We also agreed to pay an interest-free minimum royalty obligation of $312,500 per year (totaling $2,500,000) to Marconi under an ancillary royalty agreement over the next 8 years. 4-D retains responsibility for the royalty agreement after the sale of Neuromag.

        Since concentrating on the development of our MEG systems, our corporate strategy and commitment of resources have focused on long-term product applications and continued product development. We substantially completed the development of our Magnes 2500 WH system in fiscal 1996 and decreased expenditures in fiscal 1998 and 1999 as part of our restructuring and focus on developing a market for sale of our Magnes 2500 WH system. In fiscal 1999, research and development expenditures increased due to development efforts to enhance the Magnes 2500 WH and efforts to substantially complete the development of the Magnes 3600 WH system, which were successful. In fiscal 2002 and 2001, we again decreased our expenditures in research and development due to both an increased focus on marketing and sales and our liquidity position.

        We believe that to date the relatively small number of proven medical applications for MEG systems, the lack of routine reimbursement for MEG procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 2002. With the issuance of CPT codes for MEG, the clinical acceptance of MEG system may begin to increase. It is not possible to reliably predict the timing and extent of future product sales due to the long sales cycles and the uncertainties in the rate of impact the CPT codes will have on the market. We do not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MEG system may still have a significant impact on our financial position and results of operations during any reporting period. As a result, quarterly and annual operating performance will continue to fluctuate significantly.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Results for the interim periods presented in this report are not necessarily indicative of results that may be reported for any other interim period or for the entire fiscal year.

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

        Goodwill and Impairment of Long-Lived Assets.    We assess potential impairments to our long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset's fair value. We had recorded a goodwill that arose from the acquisition of Neuromag Oy in 1999. This asset was tested for possible impairment at least on an annual basis in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We recorded an impairment of goodwill for $5,974,000 in fiscal 2002 due to the sale of our Finnish subsidiary in the first quarter of fiscal 2003.

RESULTS OF OPERATIONS

        Total revenues for the first quarter of fiscal 2003 were $704,000, including $228,000 of service revenues, compared to $745,000 of total revenues, including $219,000 of service revenues, for the first quarter of fiscal 2002. This decrease in total revenues was due primarily to the recognition of no revenue for MSI system sales in 2003 as compared to one refurbished system sale in 2002. The revenues for the first quarter of fiscal 2003 were due primarily to the recognition of revenue associated with the completion of a previous contract.

        Cost of revenues for the first quarter of fiscal 2003 were $687,000, compared to $864,000 for the first quarter of fiscal 2002. This decrease in total cost of revenues was due primarily to the recognition of no revenue for MSI system sales in the first quarter of fiscal 2003 as compared to one refurbished system sale in the same prior year period. The cost of revenues for the first quarter of fiscal 2003, were due primarily to costs associated with the completion of a previous contract, and related unabsorbed overhead.

        Research and development expenses for the first quarter of fiscal 2003 amounted to $207,000, compared to $309,000 for the first quarter of fiscal 2002. The reduction in research and development expenses in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 was due primarily to the reduction of costs associated with the sale of our Finnish subsidiary in October 2002.

        Marketing and sales expenses amounted to $287,000 for the first quarter of fiscal 2003, compared to $515,000 for the first quarter of fiscal 2002. The reduction in marketing and sales expenses in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 was due primarily to the reduction of costs associated with the sale of our Finnish subsidiary in October 2002.

        General and administrative expenses totaled $373,000 for the first quarter of fiscal 2003, compared to $550,000 for the first quarter of fiscal 2002. The reduction in general and administrative expenses in the first quarter of fiscal 2003 as compared to the same prior year period was due primarily to the reduction of costs associated with the sale of our Finnish subsidiary in October 2002 and a reduction in associated consulting costs.

        Interest expense totaled $34,000 for the first quarter of fiscal 2003, compared to $64,000 during the first quarter of fiscal 2002. The reduction in interest expense in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 was due primarily to the reduction of debt following the sale of our Finnish subsidiary in October 2002.

        Other income totaled $170,000 in the first quarter of fiscal 2003, compared to $70,000 in the first quarter of fiscal 2002. The increase in other income is due to foreign currency exchange effects and gain on extinguishment of debt.

        Net gain for the first quarter ended December 31, 2002 amounted to $676,000 compared to a net loss of $1,216,000 for the comparable period in the prior fiscal year. This change is due primarily to a one-time gain on the sale of our Finnish subsidiary of $1,391,000 and the reduction of costs resulting from that sale.

LIQUIDITY AND CAPITAL RESOURCES

        We continued to experience substantial losses of $10,038,000 and $4,501,000 in fiscal 2002 and 2001, respectively. We had negative cash flows from operations of $2,757,000 and $4,153,000 in fiscal 2002 and 2001, respectively.

        In December 1999, we acquired all of the issued and outstanding capital stock, or Shares, of Neuromag Oy pursuant to the terms of a share purchase agreement with Marconi. Under the terms of the share purchase agreement, we paid Marconi a total of $10,000,000 in cash for the purchase of the Shares and agreed to pay Marconi between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties under an ancillary royalty agreement over an eight-year period. The acquisition was funded by a loan from AIG. Mr. Egli, a member of our board of directors, is also a member of the board of directors of AIG.

        Interest under the AIG loan accrued at the rate of 6.8% per annum until April 26, 2002, at which time the interest rate was reduced to 4.4% per annum for the remainder of the loan term. On May 15, 2002 the accrued interest in the amount of $232,000 was capitalized increasing the principal loan balance to $3,590,000. The AIG loan matured in July 2002. We continued in negotiations with AIG through the end of fiscal year 2002.

        In October 2002, we sold our Finnish subsidiary, Neuromag, to Vaandramolen Holdings, BV, a Dutch company, for $4,000,000 in cash. $3,694,000 of these funds we used to pay back the $3,590,000 of principle and $94,000 of interest due on our loan from AIG and to pay the $10,000 bank service fee. See Note 3 of the consolidated financial statements for additional information with regard to our sale of Neuromag.

        In November 2002, we entered into another line of credit with AIG Bank for $1,000,000. The interest on the line of credit is 4.17% and initially the line of credit was due and payable November 5, 2003. In January 2003 the maturity of the line of credit was extended until May 5, 2004. Proceeds were used to pay off the two $125,000 unsecured loans from Enrique Maso and Swisspartners and the two $100,000 unsecured loans from MATRUST, S.L. and International Sequoia Investment Ltd. Each loan had an interest of 8% per annum. Accrued interest was recorded as a gain on extinguishment of debt and is reflected in other income on the statement of operations. Proceeds were also used to pay certain accounts payable in the amount of $120,000 to Dr. Galleon Graetz, a member of the board of directors and a consultant for the company. The respective parties then pledged all of these amounts, totaling $570,000 as collateral against the loan. The remaining amount was used for general corporate purposes.

        As additional collateral against the loan, Mr. Martin Egli, a member of our board of directors, provided a personal guarantee of $500,000 and we pledged our U. S. patent portfolio and a Magnes 2500 WH system, currently installed at the University of Alabama, to which we retain title.

        In December 2002, we were authorized to offer and issue up to an additional 60,000,000 shares of our common stock at a price not less than $0.05 per share. During December 2002 an additional 60,000,000 shares were issued to Swisspartners Investment Network AG in a private placement transaction in accordance with Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $3,000,000.

        Capital equipment expenditures totaled $6,000 in first quarter of fiscal 2003 compared to $52,000 for the first quarter of fiscal 2002. The decrease in the first quarter of fiscal 2003 can be attributed principally to a decrease in purchases during the year. Capital expenditures will continue to remain low due to our focus on the marketing of our current product line to the emerging clinical market and our working capital constraints.

        Historically, we have raised additional capital through our majority shareholders and related parties to fund continuing operations. There can be no assurance that these sources of capital will continue to be available on terms acceptable to us, if at all. Based on the capital resources raised from our sale of equity and assets, the receipt of an order for a Magnes 3600 WH from U. S. Medical Management New York MEG Center and the anticipated booking of not less than one additional MEG system, we believe we have sufficient working capital for at least one year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        This quarterly report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words "believes", "anticipates", "expects", "estimates", and words of similar import. The Company's results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date hereof, as a result of factors, such as those more fully described under "Risks and Uncertainties." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the risk factors set forth below as well as other factors addressed in this report, our annual report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission. This caution is made under the safe harbor provisions of the Private Securities Litigation reform Act of 1995.

RISKS AND UNCERTAINTIES

        We face the following risks associated with our business operations:

If we continue to incur operating losses and negative cash flows from operations, we may be unable to continue our operations.

        Our financial position reflects that we have been focused on research and development and a commercial MEG market has not developed, resulting in only low volume sales to medical research institutions. Our net losses in the last two years have been as follows:

  •
  $10,038,000 of losses in fiscal 2002 and

  •
  $4,501,000 of losses in fiscal 2001

        In the last two years our negative cash flows from operations have been as follows:

  •
  $2,757,000 in fiscal 2002 and

  •
  $4,153,000 in fiscal 2001

        Our total assets have also decreased in the last two fiscal years to $8,514,000 in 2002 compared to $21,824,000 in 2001. At September 30, 2002, our accumulated deficit was $120,952,000, our shareholders' deficit was $3,281,000 and we had negative working capital of $3,867,000.

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

        In addition, the loss of the services of Dr. Buchanan, who currently serves as our President, Chief Executive Officer and Principal Financial Officer would have a material adverse effect on our prospects. Currently none of the executive officers of the Company have an employment agreement or contract with us. All are "at-will" and under no specified term arrangements.

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

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer

        Significant portions of our sales to date have been in foreign markets. Revenues from international sales represented 29% of our revenues of MEG systems for first fiscal quarter of 2003 compared to 99% in the same period of 2002. We expect that revenues from international sales will continue to represent a significant portion of our annual revenues. Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates. Although at December 31, 2002 and 2001 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks. Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales.

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

        The market prices for securities of companies with newly emerging markets have historically been highly volatile, and their stock price from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Moreover, our relatively low trading volume increases the likelihood and severity of volume fluctuations, which likely will result in a corresponding increase in the volatility of our common stock price. Factors such as announcements of complex technological innovations or new sales, governmental regulations, developments in patent or other proprietary rights, developments in our relationships with collaborative partners, general market conditions and the timing of decisions by our existing shareholders to sell large positions of our common stock may have a significant effect on the market price of our common stock. Fluctuations in financial performance from period to period, or acceleration of any of our debt by our lenders, also may have a significant impact on the market price of our common stock.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our chief executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On December 27, 2002, 60,000,000 shares of our common stock were issued to an individual investor in a private placement transaction at a per share price of $0.05 in accordance with Section 4(2) of the Securities Act of 1933, as amended, in exchange for cash in the aggregate sum of $3,000,000.

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
	10.1	Form of Common Stock Purchase Agreement
	10.2	Letter Agreement dated on or about November 5, 2002 between 4-D and AIG Private Bank, Ltd.
10.3
Share Purchase Agreement dated October 18, 2002 between 4-D and Baandramolen Holding BV This exhibit was previously filed as part of, and is hereby incorporated by reference to, Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 30, 2002.
	99.1	Certification of Chief Executive Officer and Principal Financial Officer
  (b)
  Reports on Form 8-K

    The Company filed a current report on Form 8-K with the SEC on October 21, 2002, as subsequently amended by the Company's current report on Form 8-K/A, including unaudited pro forma financial statements, filed with the SEC on December 30, 2002 with regard to the Company's sale of its subsidiary, Neuromag Oy.

SIGNATURES

        In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING
February 14, 2003 Date	/s/ D. SCOTT BUCHANAN D. Scott Buchanan President, Chief Executive Officer, Principal Financial Officer

CERTIFICATIONS

        I, D. Scott Buchanan, certify that:

        1.    I have reviewed this quarterly report on Form 10-QSB of 4-D Neuroimaging;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ D. SCOTT BUCHANAN D. Scott Buchanan Chief Executive Officer and Principal Financial Officer

QuickLinks

PART I FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
4-D NEUROIMAGING CONSOLIDATED BALANCE SHEETS (in thousands, except share data) (unaudited)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per-share amounts) (unaudited)
4-D NEUROIMAGING CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
4-D NEUROIMAGING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS