Form 10QSB
period 2003-03-31
4-D NEUROIMAGING
filed 2003-05-15
CIK 729330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(858) 453-6300
(Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer’s Common Stock outstanding, no par value, as of April 1, 2003 was 220,838,589 shares.

Transitional Small Business Disclosure Format.             ☐ Yes      ☒ No

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2003	September 30, 2002
ASSETS
Cash and cash equivalents	$1,254	$167
Restricted cash	—	17
Accounts receivable, less allowance for doubtful accounts of $276 and $216 at March 31, 2003 and September 30, 2002, respectively	1,129	366
Inventories	3,466	4,138
Prepaid expenses and other current assets	105	200
Total current assets	5,954	4,888

Property and equipment, net	195	607
Goodwill, net	—	2,204
Deferred income taxes	—	588
Other assets	57	227
Total assets	$6,206	$8,514

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable	$1,000	$4,040
Accounts payable	1,132	1,903
Accrued liabilities	334	1,111
Accrued salaries and employee benefits	329	498
Customer deposits	1,260	536
Deferred revenues	144	342
Current portion of royalty obligation	312	312
Current portion of capital lease obligations	14	14
Total current liabilities	4,525	8,756

Notes payable	—	521
Royalty obligation, net of current portion	921	1,025
Customer deposits	1,108	1,108
Deferred revenues	316	377
Capital lease obligations, net of current portion	—	8
Total liabilities	6,870	11,795

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock — no par value; 500,000,000 shares authorized; 220,838,589 and 160,338,589 shares issued and outstanding as of March 31, 2003 and September 30, 2002, respectively	117,727	114,693
Additional paid-in capital	3,007	3,007
Accumulated deficit	(121,398)	(120,951)
Accumulated other comprehensive loss	—	(30)
Total shareholders’ deficit	(664)	(3,281)
Total liabilities & shareholders’ deficit	$6,206	$8,514

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
REVENUES
Product sales	$21	$1,957	$497	$2,483
Product services	181	254	409	473
	202	2,211	906	2,956

COST OF REVENUES
Product	194	1,676	747	2,299
Product services	155	155	289	396
	349	1,831	1,036	2,695

GROSS MARGIN (LOSS)	(147)	380	(130)	261

OPERATING EXPENSES
Research and development	239	224	446	533
Marketing and sales	448	367	735	882
General and administrative	311	500	684	1,050
	998	1,091	1,865	2,465

OPERATING LOSS	(1,145)	(711)	(1,995)	(2,204)

Interest expense	(23)	(69)	(57)	(133)
Interest income	2	—	2	2
Other income, net	73	198	243	270

LOSS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(1,093)	(582)	(1,807)	(2,065)
Provision for income taxes	—	—	1	1

NET LOSS FROM OPERATIONS	(1,093)	(582)	(1,808)	(2,066)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	—	(244)	1,391	26

NET LOSS	$(1,093)	$(826)	$(417)	$(2,040)

BASIC AND DILUTED NET LOSS PER SHARE
Loss from operations	$(0.005)	$(0.004)	$(0.009)	$(0.014)
Earnings (loss) from discontinued operations	—	(0.002)	0.007	—
Loss per share	$(0.005)	$(0.006)	$(0.002)	$(0.014)
Weighted average number of common shares outstanding	220,711	146,814	191,841	146,110

COMPREHENSIVE LOSS:
Net loss	$(1,093)	$(826)	$(417)	$(2,040)
Cumulative translation adjustment	—	7	—	(56)
Comprehensive loss	$(1,093)	$(819)	$(417)	$(2,096)

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Six Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(417)	$(2,040)
Adjustments to reconcile net loss to net cash provided by (used in operating activities:)
Depreciation	53	205
Amortization of minimum royalty obligation	(105)	(153)
Gain on sale of Neuromag Oy	(1,391)
Deferred income taxes	—	40
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	17	344
Accounts receivable	(763)	2,562
Inventories	196	1,102
Prepaid expenses and other	96	570
Other assets	(5)	34
Accounts payable	(50)	(140)
Accrued liabilities	(601)	(29)
Accrued salaries and employee benefits	(169)	(51)
Customer deposits	724	(3,594)
Deferred revenue	(259)	70
Interest payable	(175)	128
Net cash used in operating activities	(2,849)	(952)

INVESTING ACTIVITIES
Purchases of property and equipment	(16)	(186)
Proceeds from sale of Neuromag Oy	4,000	—
Net cash provided by (used in) investing activities	3,984	(186)

FINANCING ACTIVITIES
Proceeds from notes payable	1,000	229
Proceeds from stock options exercised	—	3
Proceeds from stock exchange for cancellation of debt	—	30
Proceeds from sale of common stock	3,000	1,000
Repayment of notes payable	(4,040)	—
Payments on capital lease obligations	(8)	(16)
Net cash provided by (used in) financing activities	(48)	1,246

Effect of exchange rate changes		(56)

Net increase in cash and cash equivalents	1,087	52

Cash and cash equivalents at beginning of period	167	178

Cash and cash equivalents at end of period	$1,254	$230

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)
(unaudited)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended March 31,
	2003	2002

Stock exchange for professional services	$34,000	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$114,000	$—

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

The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiary, Biomagnetic Technologies, GmbH, an inactive wholly owned German entity (together, the “Company”, “we”, “our”, or “4-D”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at March 31, 2003 and the results of its operations and its cash flows for the periods presented.

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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board, or APB, Opinion No. 30 “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement.  Those companies that use debt extinguishments as a part of their risk management strategy are required to classify the gain or loss from extinguishments of debt as a part of operating income in the income statement.  The Company adopted SFAS No. 145 during the quarter ended December 31, 2002 with no material impact.

In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted SFAS No. 146 during the quarter ended December 31, 2002.  There were no additional costs associated with the sale of Neuromag Oy other than the costs reflected in the financial statements and disclosed in Note 3, Sale of Finnish Subsidiary Neuromag Oy.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee.  Management has assessed the impact of this interpretation and believes it has no material impact.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  This statement amends FASB statement No. 123 to provide accounting guidance related to stock based employee compensation.  SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

		Three Months Ended March 31,		Six Months Ended March 31,
		2003	2002	2003	2002

Net loss, as reported		$(1,093)	$(826)	$(417)	$(2,040)
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2	6	4	13

Pro forma net loss		$(1,095)	$(832)	$(421)	$(2,053)
Basic and diluted loss per share:
As reported		$(0.005)	$(0.006)	$(0.002)	$(0.014)
Pro forma		$(0.005)	$(0.006)	$(0.002)	$(0.014)

The Company accounts for stock options granted to non-employees using the fair value method.  Compensation expense for options granted to non-employees has been determined in accordance with Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Compensation expense for options granted to non-employees is periodically remeasured as the underlying options vest and is recorded as expense and deferred compensation in the financial statements.

Holders of common stock are entitled to one vote per share.  Basic earnings per share is computed by dividing net income or loss by the weighted average of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.  Potential common shares in the diluted earnings per share computation are excluded when their effect would be antidilutive.

Recent Authoritative Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities”.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist.  Management is assessing the impact of this interpretation.

NOTE 2. BASIC AND DILUTED NET LOSS PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding as of March 31, 2003.  Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

NOTE 3. SALE OF FINNISH SUBSIDIARY NEUROMAG OY

In December 1999, the Company acquired Neuromag Oy, located in Helsinki Finland for $10 million in cash and an interest-free minimum royalty obligation of $312,500 per year for eight years (totaling $2.5 million) to Marconi Medical Systems, Inc., Cleveland, Ohio. The funds for the purchase were provided by a loan from AIG Private Bank Ltd. (“AIG”) totaling $11 million secured by 100% of the outstanding and issued capital stock of Neuromag Oy and guaranteed by an entity unaffiliated with the Company.

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

The Company had early adopted SFAS No. 142 in fiscal 2002 which requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually.  Therefore, there was no goodwill amortization in fiscal 2002, compared to $1,319,000 in fiscal 2001.  In the Company’s consolidated financial statements dated September 30, 2002, the Company recognized a goodwill impairment of $5,974,000 due to the sale of the Company’s Finnish subsidiary in October 2002.

In December 2002, the Company recorded a gain on the sale of our Finnish subsidiary of $1,391,000 by eliminating goodwill of $2,204,000 and intercompany payables and other related accounts for $405,000.  In addition, the reduction in deferred income taxes of $588,000 consists of deferred foreign taxes of Neuromag Oy.

NOTE 4. PRO FORMA FINANCIAL INFORMATION ASSUMING NEUROMAG WAS NOT ACQUIRED

In October 2002, the Company sold 100% of the Company’s shares in 4-D Neuroimaging Oy, (“Asset”), to VHBV.  As part of an effort by the Company’s board of directors to raise additional financial resources, one of the board members conveyed to the Company for consideration an offer from VHBV to purchase the Asset for $4,000,000.

The pro forma financials presented below are the unaudited consolidated statements of operations based on the assumption that the Company had not acquired the subsidiary in December 1999.

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002

(in thousands, except per-share amounts)

(unaudited)

	Consolidated	Neuromag		Pro forma Adjustments	Pro forma w/o Neuromag

Revenue	$2,386	$175			$2,211
Cost of Revenues	1,963	132			1,831

Gross Margin	423	43			380

Operating Expenses	1,367	275	a)	$(82)	1,010

Operating Loss	(944)	(232)			(630)

Other	118	(12	) b)	$61	191

Net Loss	$(826)	$(244)			$(439)

a)  Administrative costs associated with additional personnel that would not have been needed.

b)  Interest expense for AIG loan and intercompany loans

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 2002

(in thousands, except per-share amounts)

(unaudited)

	Consolidated	Neuromag		Pro forma Adjustments	Pro forma w/o Neuromag

Revenue	$5,068	$2,112			$2,956
Cost of Revenues	4,195	1,500			2,695

Gross Margin	873	612			261

Operating Expenses	3,025	559	a)	$(172)	2,294

Operating Income (Loss)	(2,152)	53			(2,033)

Other	112	(27	)b)	$125	264

Net Income (Loss)	$(2,040)	$26			$(1,769)

a)  Administrative costs associated with additional personnel that would not have been needed.

b)  Interest expense for AIG loan and intercompany loans

NOTE 5. DEBT OBLIGATIONS

In January 2002, 4-D obtained two $125,000 unsecured loans, one from Enrique Maso and one from Swisspartners Investment Network Ltd., or Swisspartners, with an interest rate of 8% per annum.  In August 2002, 4-D obtained two $100,000 unsecured loans, one from MATRUST, S.L. and one from International Sequoia Investment Ltd., with an interest rate of 8% per annum.  The principal amounts of the loans were repaid in November 2002, accrued interest for Enrique Maso was recorded as a gain on extinguishment of debt and is reflected in other income on the statement of operations.  The accrued interest for Swisspartners was due and payable in March 2003 and paid in April 2003.

In November 2002, the Company entered into another line of credit with AIG Bank for $1,000,000.  The interest on the line of credit is 4.17% and initially the line of credit was due and payable November 5, 2003.  In January 2003 the maturity of the line of credit was extended until May 31, 2004.  Proceeds were used to pay off the two $125,000 unsecured loans from Enrique Maso and Swisspartners, the two $100,000 unsecured loans from MATRUST, S.L. and International Sequoia Investment Ltd. and to pay certain accounts payable in the amount of $120,000 to Dr. Galleon Graetz, a member of the board of directors and a consultant for the Company.  All of these amounts, totaling $570,000, were then pledged by the respective parties as collateral against the loan.  The remaining amount was used for general corporate purposes.

As additional collateral against the loan, Mr. Martin Egli, a member of the Company’s board of directors, provided a personal guarantee of $500,000 and the Company pledged its patent portfolio and a Magnes 2500 WH system, currently installed at the University of Alabama, to which the Company retains title.

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

NOTE 7. INVENTORIES

The composition of unaudited inventories is as follows (in thousands):

	March 31, 2003	September 30, 2002
Raw materials	$302	$532
Work-in process	2,104	2,328
Finished goods	1,060	1,278
	$3,466	$4,138

NOTE 8. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one segment that includes developing, manufacturing and selling MSI products.  The Company’s operations can be divided into three markets: the basic research market, the clinical applications development market, and the commercial clinical market.  Substantially all of its revenues have been derived from, and substantially all its assets have been devoted to, the basic research market.  The following table summarizes the Company’s revenues and long lived assets, excluding intangible, deferred tax and prepaid assets:

	Six Months Ended March 31, (unaudited)

	2003	2002
Revenues:
North America	$583,491	$2,095,098
Europe	226,472	1,008,944
Asia	96,243	1,963,964
	$906,206	$5,068,006

Long lived assets:
North America	$153,733	$244,810
Europe	40,969	639,913
	$194,702	$884,723

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-K for the fiscal year ended September 30, 2002.  This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties including, but not limited to, those discussed in “Risks and Uncertainties.”  See “Risks and Uncertainties” for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results.  We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

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

As of March 2003, thirty-three (33) of our MEG systems are installed in medical and research institutions worldwide. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers.  More than 200 insurance companies have approved reimbursement on a case-by-case basis.

Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C, pricing for which ranges from approximately $1.0 to $2.5 million, depending on the configuration. Major portions of our sales have been in foreign markets.  We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price.  There can be no assurances that currency fluctuations will not reduce the dollar return to us on such sales if made in the future. Although at March 31, 2003 and 2002, we did not have any open forward exchange contracts, we may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

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

CRITICAL ACCOUNTING POLICIES

Management believes there have been no material changes during the three-month period ended March 31, 2003 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended September 30, 2002.

RESULTS OF OPERATIONS

Total revenues for the second quarter and first six months of fiscal 2003 were $202,000 and $906,000, including $181,000 and $409,000 of service revenues, compared to $2,211,000 and $2,956,000 of total revenues, including $254,000 and $473,000 of service revenues, for the second quarter and first six months of fiscal 2002.  This decrease in total revenues was due primarily to the recognition of no revenue for MSI system sales in 2003 as compared to one new and one refurbished system sales in 2002.  The revenues for the second quarter of fiscal 2003 were due primarily to the recognition of revenue associated with the completion of a previous contract.

Cost of revenues for the second quarter and first six months of fiscal 2003 were $349,000 and $1,036,000, compared to $1,831,000 and $2,695,000 for the second quarter and first six months of fiscal 2002.  This decrease in total cost of revenues was due primarily to the recognition of no revenue for MSI system sales in fiscal 2003 as compared to one new and one refurbished system sales in the same prior year period.  The cost of revenues for the second quarter and first six months of fiscal 2003, were due primarily to costs associated with the completion of a previous contract, and related unabsorbed overhead.

Research and development expenses for the second quarter and first six months of fiscal 2003 amounted to $239,000 and $446,000, compared to $224,000 and $533,000 for the second quarter and first six months of fiscal 2002. The increase in research and development expenses in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was due primarily to a one-time write-off of accounts payable in March 2002 for $60,000, associated with the research and development program.  The reduction of research and development expenses for the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 was due to continued, incremental cost reductions in the overhead structure of the company and is consistent with our increased focus on marketing and sales.

Marketing and sales expenses amounted to $448,000 and $735,000 for the second quarter and first six months of fiscal 2003, compared to $367,000 and $882,000 for the second quarter and first six months of fiscal 2002. The increase in marketing and sales expenses in the second quarter of fiscal 2003 compared to second quarter of fiscal 2002 was due primarily to higher professional expenses. The decrease in marketing and sales expenses in the first six months of fiscal 2003, compared to the first six months of fiscal 2002, was due to the reduction of trade shows and other related expenses and cost reductions in the overhead structure of the company.

General and administrative expenses totaled $311,000 and $684,000 for the second quarter and first six months of fiscal 2003, compared to $500,000 and 1,050,000 for the second quarter and first six months of fiscal 2002. The decrease in general and administrative expenses in the second quarter and first six months of fiscal 2003 as compared to the same prior year period was due to the reduced consulting, professional and legal expenses, and cost reductions in the overhead structure of the company.

Interest expense totaled $23,000 and $57,000 for the second quarter and first six months of fiscal 2003, compared to $69,000 and $133,000 during the second quarter and first six months of fiscal 2002. The reduction in interest expense in the second quarter and first six months of fiscal 2003 as compared to the second quarter and first six months of fiscal 2002 was due primarily to the reduction of debt following the sale of our Finnish subsidiary in October 2002.

Other income totaled $73,000 in the second quarter and $243,000 in the first six months of fiscal 2003, compared to $198,000 in the second quarter and $270,000 in the first six months of fiscal 2002.  The decrease in other income was due to a reduction of gain on the sale of fixed assets and foreign currency exchange effects.

Net loss for the second quarter and first six months ended March 31, 2003 amounted to $1,093,000 and $417,000 compared to a net loss of $826,000 and $2,040,000 for the comparable periods in the prior fiscal year.  The increase in net loss for the second quarter in fiscal 2003 was primarily due to no system revenue recognition as compared to one MSI system sale in the second quarter of fiscal 2002.  The decrease in net loss for the first six months of fiscal 2003 is due to a one-time gain on the sale of Finnish subsidiary of $1,391,000 in October 2002.

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

In November 2002, we entered into another line of credit with AIG Bank for $1,000,000.  The interest on the line of credit is 4.17% and initially the line of credit was due and payable November 5, 2003.  In January 2003 the maturity of the line of credit was extended until May 5, 2004.  Proceeds were used to pay off the two $125,000 unsecured loans from Enrique Maso and Swisspartners and the two $100,000 unsecured loans from MATRUST, S.L. and International Sequoia Investment Ltd.  Each loan had an interest rate of 8% per annum.  Accrued interest for Enrique Maso was recorded as a gain on extinguishment of debt and is reflected in other income on the statement of operations.  The accrued interest for Swisspartners was due and payable in March 2003 and paid in April 2003.  Proceeds were also used to pay certain accounts payable in the amount of $120,000 to Dr. Galleon Graetz, a member of the board of directors and a consultant for the company.  The respective parties then pledged all of these amounts, totaling $570,000 as collateral against the loan.  The remaining amount was used for general corporate purposes.

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

Capital equipment expenditures totaled $16,000 in the first six months of fiscal 2003 compared to $134,000 for the first six months of fiscal 2002.  The decrease in the first six months of fiscal 2003 can be attributed principally to a decrease in purchases during the year.  Capital expenditures will continue to remain low due to our focus on the marketing of our current product line to the emerging clinical market and our working capital constraints.

In February 2003, the Company signed a new five-year lease agreement with the owners of the property, which will expire in February 2008.  The leased space has been reduced to approximately 46,000 square feet and subleases approximately 450 square feet of the facility to one company, for the net monthly rent of approximately $425, on a month-to-month basis.  The average monthly lease payment for the first year and over the term of the lease will be approximately $35,000 to $52,000 respectively.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words “believes”, “anticipates”, “expects”, “estimates”, and words of similar import.  The Company’s results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof, as a result of factors, such as those more fully described under “Risks and Uncertainties.”  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements.  Readers should carefully review the risk factors set forth below as well as other factors addressed in this report, our annual report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Our financial position reflects that we have been focused on research and development and a commercial MEG market has not developed, resulting in only low volume sales to medical research institutions.  Our net losses in the last two years have been as follows:

•                                                                       $10,038,000 of losses in fiscal 2002 and

•                                                                       $4,501,000 of losses in fiscal 2001

In the last two years our negative cash flows from operations have been as follows:

•                                                                       $2,757,000 in fiscal 2002 and

•                                                                       $4,153,000 in fiscal 2001

Our total assets have also decreased in the last two fiscal years to $8,514,000 in 2002 compared to $21,824,000 in 2001.  At September 30, 2002, our accumulated deficit was $120,952,000, our shareholders’ deficit was $3,281,000 and we had negative working capital of $3,867,000.

Historically, we have raised additional capital through our majority shareholders and related parties to fund continuing operations.  There can be no assurance that these sources of capital will continue to be available on terms acceptable to us, if at all.   Based on the capital resources raised from our sale of equity and assets, the receipt of two orders for Magnes 3600 WH systems with expected installations in July and September and the anticipated booking of not less than one additional MEG system, we believe we have sufficient working capital for at least one year.

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

In addition, the loss of the services of Dr. Buchanan, who currently serves as our President, Chief Executive Officer and Principal Financial Officer would have a material adverse effect on our prospects.  Currently none of the executive officers of the Company have an employment agreement or contract with us.  All are “at-will” and under no specified term arrangements.

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

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer

Significant portions of our sales to date have been in foreign markets.  Revenues from international sales represented 60% of our revenues of MEG systems for the fiscal year ended September 30, 2002.  In fiscal 2003, through March 31, 2003, 37% of our revenues are from international sales.  We expect that revenues from international sales will continue to represent a significant portion of our annual revenues.  Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates.  Although at March 31, 2003 and 2002 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks.  Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales.

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

Our industry is characterized by rapid technological change, which may also impact our commercial success.  Competitors may develop products using other technologies or may improve existing products.  This competition may reduce the size of the potential market for our products or make them obsolete or non-competitive.  Competitors may also develop new or different products using technology or imaging modalities that provide, or are perceived as providing, greater value than the Company’s products.  Our financial position and results of operations will be materially adversely affected if such competitive developments occur.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this quarterly report on Form 10-QSB (the “Evaluation Date”).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

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

PART II.                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on March 14, 2003 and proxies for such meeting were solicited pursuant to Regulation 14A.  There was no solicitation in opposition to the Company’s nominees for directors as listed in the proxy statement and all such nominees were elected.  In addition, the following matters were adopted by the shareholders at the annual meeting.

(a)          The following members of the Board of Directors were elected to serve until the next annual meeting or until their successors are elected and qualified:

I.  Election of Directors:

Nominees	Votes For	Votes Against	Votes Abstain	Unvoted

D. Scott Buchanan	185,345,954	143,582	–	34,849,053
Martin P. Egli	185,345,954	143,582	–	34,849,053
Galleon Graetz	185,345,954	143,582	–	34,849,053
Hans-Ueli Rihs	185,345,954	143,582	–	34,849,053
Martin Velasco Gomez	185,345,954	143,582	–	34,849,053

(b)         To ratify the selection of Swenson Advisors, LLP as independent accountants for the fiscal year ending September 30, 2003.

II.       Ratification and approval of the selection of Swenson Advisors, LLP as independent accountants for the fiscal year ending September 30, 2003.

Votes For	Votes Against	Votes Abstain	Unvoted

185,368,240	106,046	15,250	34,849,053

(c)          To approve an amendment to the Corporation’s Sixth Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 300,000,000 to 500,000,000 shares.

III.      Ratification and approval to increase the number of authorized shares of common stock from 300,000,000 to 500,000,000 shares.

Votes For	Votes Against	Votes Abstain	Unvoted

184,993,632	485,904	10,000	34,849,053

(d)         To approve an amendment to the 1997 Stock Incentive Plan (the “1997 Plan”) that will increase the maximum number of shares of common stock reserved for issuance over the term of the 1997 Plan by an additional 70,000,000 shares to 80,000,000 shares and change the maximum number of options that may be granted to any one employee in a calendar year from 500,000 to 40,000,000.

IV.      Ratification and approval to increase the maximum number of shares of common stock reserved for issuance over the term of the 1997 Plan by an additional 70,000,000 shares to 80,000,000 shares and change the maximum number of options that may be granted to any one employee in a calendar year from 500,000 to 40,000,000.

Votes For	Votes Against	Votes Abstain	Unvoted

174,830,784	974,543	8,070	44,525,192

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit No.	Description

3.1	Seventh Amended and Restated Articles of Incorporation

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

10.1	Letter Agreement dated on or about January 16, 2003 between 4-D and AIG Private Bank, Ltd.

10.2

Real Estate Lease, dated February 18, 2003, between the Company and The Irvine Company, excluding certain attachments containing information that is considered immaterial to an investment decision; they will be provided supplementally to the Commission upon request.

99.1	Certification of Chief Executive Officer and Principal Financial Officer

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING

May 13, 2003	/s/ D. Scott Buchanan
Date	D. Scott Buchanan
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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ D. Scott Buchanan
D. Scott Buchanan
Chief Executive Officer and Principal Financial Officer