Form 10QSB
period 2003-06-30
4-D NEUROIMAGING
filed 2003-08-14
CIK 729330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer’s Common Stock outstanding, no par value, as of July 15, 2003 was 220,859,748 shares.

Transitional Small Business Disclosure Format.       ☐  Yes       ☒  No

PART I                                    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30, 2003	September 30, 2002
ASSETS
Cash and cash equivalents	$1,637	$167
Restricted cash	—	17
Accounts receivable, less allowance for doubtful accounts of $276 and $216 at June 30, 2003 and September 30, 2002, respectively	253	366
Inventories	3,969	4,138
Prepaid expenses and other current assets	298	200
Total current assets	6,157	4,888

Property and equipment, net	174	607
Goodwill, net	—	2,204
Deferred income taxes	—	588
Other assets	57	227
Total assets	$6,388	$8,514

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable	$1,000	$4,040
Accounts payable	1,618	1,903
Accrued liabilities	400	1,111
Accrued salaries and employee benefits	433	498
Customer deposits	2,517	536
Deferred revenues	156	342
Current portion of royalty obligation	312	312
Current portion of capital lease obligations	10	14
Total current liabilities	6,446	8,756

Notes payable	—	521
Royalty obligation, net of current portion	1,102	1,025
Customer deposits	1,108	1,108
Deferred revenues	275	377
Capital lease obligations, net of current portion	—	8
Total liabilities	8,931	11,795

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock — no par value; 500,000,000 shares authorized; 220,859,748 and 160,338,589 shares issued and outstanding as of June 30, 2003 and September 30, 2002, respectively	117,728	114,693
Additional paid-in capital	3,007	3,007
Accumulated deficit	(123,278)	(120,951)
Accumulated other comprehensive loss	—	(30)
Total shareholders’ deficit	(2,543)	(3,281)
Total liabilities & shareholders’ deficit	$6,388	$8,514

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Product sales	$9	$1,984	$506	$4,467
Product services	184	176	593	649
	193	2,160	1,099	5,116

COST OF REVENUES
Product	76	1,292	823	3,591
Product services	173	246	462	642
	249	1,538	1,285	4,233

GROSS MARGIN (LOSS)	(56)	622	(186)	883

OPERATING EXPENSES
Research and development	246	231	692	764
Marketing and sales	384	408	1,120	1,290
General and administrative	324	455	1,008	1,505
	954	1,094	2,820	3,559

OPERATING LOSS	(1,010)	(472)	(3,006)	(2,676)

Interest expense	(13)	(54)	(69)	(187)
Interest income	1	2	3	4
Other income, net	79	(189)	322	81

LOSS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(943)	(713)	(2,750)	(2,778)
Provision for income taxes	—	—	1	1

NET LOSS FROM OPERATIONS	(943)	(713)	(2,751)	(2,779)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations	(936)	967	455	993

NET INCOME (LOSS)	$(1,879)	$254	$(2,296)	$(1,786)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
Loss from operations	$(0.004)	$(0.004)	$(0.014)	$(0.018)
Earnings (loss) from discontinued operations	(0.004)	0.006	0.002	0.006
Earnings (loss) per share	$(0.008)	$0.002	$(0.012)	$(0.012)
Weighted average number of common shares outstanding	220,856	158,634	201,513	150,285

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(1,879)	$254	$(2,296)	$(1,786)
Cumulative translation adjustment	—	84	—	28
Comprehensive income (loss)	$(1,879)	$338	$(2,296)	$(1,758)

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES
Net loss	$(2,296)	$(1,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	76	254
Amortization of minimum royalty obligation	77	(122)
Gain on sale of Neuromag Oy	(455)	—
Deferred income taxes	—	(81)
Changes in operating assets and liabilities excluding effects of acquisition:
Restricted cash	17	478
Accounts receivable	113	1,947
Inventories	169	3,230
Prepaid expenses and other	(98)	746
Other assets	(5)	14
Accounts payable	(974)	(644)
Accrued liabilities	(546)	(72)
Accrued salaries and employee benefits	(65)	(77)
Customer deposits	1,981	(6,123)
Deferred revenue	(288)	478
Interest payable	(165)	(41)
Net cash used in operating activities	(2,459)	(1,799)

INVESTING ACTIVITIES
Purchases of property and equipment	(20)	(171)
Proceeds from sale of Neuromag Oy	4,000	—
Net cash provided by (used in) investing activities	3,980	(171)

FINANCING ACTIVITIES
Proceeds from notes payable	1,000	525
Proceeds from employee stock purchase plan	1	—
Proceeds from stock options exercised	—	3
Proceeds from stock exchange for cancellation of debt	—	30
Proceeds from sale of common stock	3,000	1,800
Repayment of notes payable	(4,040)	—
Payments on capital lease obligations	(12)	(22)
Net cash provided by (used in) financing activities	(51)	2,336

Effect of exchange rate changes	—	28

Net increase in cash and cash equivalents	1,470	394

Cash and cash equivalents at beginning of period	167	178

Cash and cash equivalents at end of period	$1,637	$572

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)
(unaudited)

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended June 30,
	2003	2002

Stock exchange for professional services	$34	$—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$114	$—

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

The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiary, Biomagnetic Technologies, GmbH, an inactive wholly owned German entity (together, the “Company”, “we”, “our”, or “4-D”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The Company suggests that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2002.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at June 30, 2003 and the results of its operations and its cash flows for the periods presented.

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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board, or APB, Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement.  Those companies that use debt extinguishments as a part of their risk management strategy are required to classify the gain or loss from extinguishments of debt as a part of operating income in the income statement.  The Company adopted SFAS No. 145 during the quarter ended December 31, 2002 with no material impact.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations that the guarantor has undertaken in issuing that guarantee.  Management has assessed the impact of this interpretation and believes it has no material impact.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends FASB statement No. 123 to provide accounting guidance related to stock based employee compensation.  SFAS No. 123, as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations for all periods presented.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

		Three Months Ended June 30,		Nine Months Ended June 30,
		2003	2002	2003	2002

Net income (loss), as reported		$(1,879)	$254	$(2,296)	$(1,786)
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	3	4	8	16

Pro forma net income (loss)		$(1,882)	$250	$(2,304)	$(1,802)
Basic and diluted earnings (loss) per share:
As reported		$(0.008)	$0.002	$(0.012)	$(0.012)
Pro forma		$(0.008)	$0.002	$(0.012)	$(0.012)

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

Holders of common stock are entitled to one vote per share.  Basic earnings per share are computed by dividing net income or loss by the weighted average of common shares outstanding during the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock.  Potential common shares in the diluted earnings per share computation are excluded when their effect would be antidilutive.

In January 2003, the FASB issued FASB Interpretation No. 46. “Consolidation of Variable Interest Entities.”  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  It further clarifies whether an entity shall be subject to consolidation according to the provisions of this interpretation, if by design, certain conditions exist.  Management has assessed the impact of this interpretation and believes it has no material impact.

Recent Authoritative Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristic of both Liabilities and Equities.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  Management has assessed the impact of this statement and believes it has no material impact.

NOTE 2.   BASIC AND DILUTED NET LOSS PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding as of June 30, 2003.  Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

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

In December 2002, the Company recorded a gain on the sale of our Finnish subsidiary of $1,391,000 by eliminating goodwill of $2,204,000 and intercompany payables and other related accounts for $405,000.  The Company retains responsibility for the royalty obligations to Marconi after the sale of Neuromag Oy.  In addition, the reduction in deferred income taxes of $588,000 consists of deferred foreign taxes of Neuromag Oy.

The Company had adopted SFAS No. 144 in fiscal 2002, which requires that adjustments to amounts previously reported in discontinued operations that are directly related to the disposal of component of an entity in a prior period be classified separately in the current period in discontinued operations. Pursuant to the sale of Neuromag Oy in October 2002, the resolution of liability obligations directly related to the sale resulted in the Company recognizing a loss from discontinued operations of approximately $936,000 for the quarter ended June 30, 2003, resulting in a net recorded gain of $455,000 on the sale of the Company’s Finnish subsidiary for the nine month period ended June 30, 2003.

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

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

THREE MONTHS ENDED June 30, 2002

(in thousands, except per-share amounts)

(unaudited)

	Consolidated	Neuromag		Pro forma Adjustments	Pro forma w/o Neuromag

Revenue	$5,256	$3,096			$2,160
Cost of Revenues	3,477	1,939			1,538

Gross Margin	1,779	1,157			622

Operating Expenses	1,255	161	a)	$(70)	1,024

Operating Income (Loss)	524	996			(402)

Other	(270)	(29	)b)	$49	(192)

Net Income (Loss)	$254	$967			$(594)

a)  Administrative costs associated with additional personnel that would not have been needed.

b)  Interest expense for AIG loan and intercompany loans

CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

NINE MONTHS ENDED June 30, 2002

(in thousands, except per-share amounts)

(unaudited)

	Consolidated	Neuromag		Pro forma Adjustments	Pro forma w/o Neuromag

Revenue	$10,324	$5,208			$5,116
Cost of Revenues	7,672	3,439			4,233

Gross Margin	2,652	1,769			883

Operating Expenses	4,280	720	a)	$(242)	3,318

Operating Income (Loss)	(1,628)	1,049			(2,435)

Other	(158)	(56	)b)	$174	72

Net Income (Loss)	$(1,786)	$993			$(2,363)

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

NOTE 7.   INVENTORIES

The composition of inventories is as follows (in thousands):

	June 30, 2003	September 30, 2002
	(unaudited)

Raw materials	$229	$532
Work-in process	2,622	2,328
Finished goods	1,118	1,278
	$3,969	$4,138

NOTE 8.   SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one segment that includes developing, manufacturing and selling MSI products.  The Company’s operations can be divided into three markets: the basic research market, the clinical applications development market, and the commercial clinical market.  Substantially all of its revenues have been derived from, and substantially all its assets have been devoted to, the basic research market.  The following table summarizes the Company’s continuing operations of its revenues and long lived assets, excluding intangible, deferred tax and prepaid assets.

In October 2002, the Company sold its Finnish subsidiary, Neuromag Oy, and these operations have been accounted for as discontinued operations for all of the periods presented and are not included in the segment data.

	Nine Months Ended June 30,
	(unaudited)
	2003	2002
Revenues:
North America	$672,737	$4,065,586
Europe	324,313	925,141
Asia	102,610	125,614
	$1,099,660	$5,116,341

Long lived assets:
North America	$134,244	$216,164
Europe	39,346	34,781
	$173,590	$250,945

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of June 2003, thirty three (33) of our MEG systems are installed in medical and research institutions worldwide. Related findings by us, and our collaborators, have been published in more than 200 scientific and medical papers.  More than 200 insurance companies have approved reimbursement on a case-by-case basis.

Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C, pricing for which ranges from approximately $1.0 to $2.5 million, depending on the configuration. Major portions of our sales have been in foreign markets.  We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price.  There can be no assurances that currency fluctuations will not reduce the dollar return to us on such sales if made in the future. Although at June 30, 2003 and 2002, we did not have any open forward exchange contracts, we may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

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

We believe that to date the relatively small number of proven medical applications for MEG systems, the lack of routine reimbursement for MEG procedures, and the uncertainty of product acceptance in the U.S. market have limited system sales through fiscal 2003.  With the issuance of CPT codes for MEG, the clinical acceptance of MEG system may begin to increase.  It is not possible to reliably predict the timing and extent of future product sales due to the long sales cycles and the uncertainties in the rate of impact the CPT codes will have on the market.  We do not anticipate multiple sales to the same end-user at current sales volumes, and the sale of one MEG system may still have a significant impact on our financial position and results of operations during any reporting period.  As a result, quarterly and annual operating performance will continue to fluctuate significantly.

CRITICAL ACCOUNTING POLICIES

Management believes there have been no material changes during the three-month period ended June 30, 2003 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-K for the year ended September 30, 2002.

RESULTS OF OPERATIONS

Total revenues for the third quarter and first nine months of fiscal 2003 were $193,000 and $1,099,000, including $184,000 and $593,000 of service revenues, compared to $2,160,000 and $5,116,000 of total revenues, including $176,000 and $649,000 of service revenues, for the third quarter and first nine months of fiscal 2002.  This decrease in total revenues was due primarily to the recognition of no revenue for MSI system sales the first nine months of fiscal 2003 as compared to two new and one refurbished system sales in the first nine months of fiscal 2002.  Revenue for one new system was recognized in the third quarter of fiscal 2002.  The revenues for the third quarter of fiscal 2003 were due primarily to the recognition of revenue associated with the completion of a previous contract.  The revenues for the first nine months of fiscal 2003 were due primarily to the recognition of one magnetically shielded room.

Cost of revenues for the third quarter and first nine months of fiscal 2003 were $249,000 and $1,285,000, compared to $1,538,000 and $4,233,000 for the third quarter and first nine months of fiscal 2002.  This decrease in total cost of revenues was due primarily to the recognition of no revenue for MSI system sales the first nine months of fiscal 2003 as compared to two new and one refurbished system sales in the first nine months of fiscal 2002.  Revenue for one new system was recognized in the third quarter of fiscal 2002.  The cost of revenues for the third quarter and first nine months of fiscal 2003, were due primarily to costs associated with the completion of a previous contract, and related unabsorbed overhead.

Research and development expenses for the third quarter and first nine months of fiscal 2003 amounted to $246,000 and $692,000, compared to $231,000 and $764,000 for the third quarter and first nine months of fiscal 2002. The reduction of research and development expenses for the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 was due to continued, incremental cost reductions in the overhead structure of the company and is consistent with our increased focus on marketing and sales.

Marketing and sales expenses amounted to $384,000 and $1,120,000 for the third quarter and first nine months of fiscal 2003, compared to $408,000 and $1,290,000 for the third quarter and first nine months of fiscal 2002. The decrease in marketing and sales expenses in the third quarter and first nine months of fiscal 2003, compared to the third quarter and first nine months of fiscal 2002, was due to the reduction of trade shows and other related expenses and cost reductions in the overhead structure of the company.

General and administrative expenses totaled $324,000 and $1,008,000 for the third quarter and first nine months of fiscal 2003, compared to $455,000 and $1,505,000 for the third quarter and first nine months of fiscal 2002.  The decrease in general and administrative expenses in the third quarter and first nine months of fiscal 2003 as compared to the same prior year period was due to the reduced consulting, professional and insurance expenses and cost reductions in the overhead structure of the company.

Interest expense totaled $13,000 and $69,000 for the third quarter and first nine months of fiscal 2003, compared to $54,000 and $187,000 during the third quarter and first nine months of fiscal 2002. The reduction in interest expense in the third quarter and first nine months of fiscal 2003, as compared to the third quarter and first nine months of fiscal 2002 was due primarily to the reduction of debt following the sale of our Finnish subsidiary in October 2002.

Other income totaled $79,000 in the third quarter and $322,000 in the first nine months of fiscal 2003, compared to a loss of $189,000 in the third quarter and a gain of $81,000 in the first nine months of fiscal 2002.  The increase in other income was due primarily to the foreign currency exchange effects.

Net loss for the third quarter and first nine months ended June 30, 2003 amounted to $1,879,000 and $2,296,000 compared to a net income for third quarter of $254,000 and a net loss in the first nine months of $1,786,000 for the comparable periods in the prior fiscal year.  The increase in net loss for the third quarter in fiscal 2003 was primarily due to no system revenue recognized as compared to one MSI system sale recognized in the third quarter of fiscal 2002 and the resolution of liability obligations directly related to the sale of Neuromag Oy in October 2002.  The increase in net loss for the first nine months of fiscal 2003 was primarily due to no system revenue recognized as compared to two new and one refurbished MSI system sales recognized in the first nine months of fiscal 2002.

Discontinued Operations

In October 2002, we sold our Finnish subsidiary, Neuromag Oy, to Vaandramolen Holding BV for a total of $4,000,000 in cash as discussed in more detail in Note 3 of the consolidated financial statements.

The results of operations of our Finnish subsidiary for the third quarter and first nine months ended June 30, 2002 have been included in discontinued operations.  We recorded a gain of $1,391,000 from discontinued operations in the first quarter of fiscal 2003.  The resolution of liability obligations directly related to the sale of Neuromag Oy in October 2002 resulted in the recording of a loss of $936,000 for discontinued operations in the third quarter of fiscal 2003 resulting in a net recorded gain of $455,000 on the sale of our Finnish subsidiary for the nine month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

We continued to experience substantial losses of $10,038,000 and $2,296,000 in fiscal 2002 and the first nine months of fiscal 2003, respectively.  We had negative cash flows from operations of $2,757,000 and $2,459,00 in fiscal 2002 and the first nine months of fiscal 2003, respectively.

In December 1999, we acquired all of the issued and outstanding capital stock, or Shares, of Neuromag Oy pursuant to the terms of a share purchase agreement with Marconi.  Under the terms of the share purchase agreement, we paid Marconi a total of $10,000,000 in cash for the purchase of the Shares and agreed to pay Marconi between a minimum of $2,500,000 and a maximum of $5,000,000 in royalties under an ancillary royalty agreement over an eight-year period.  As of June 30, 2003, we have paid a total of $625,000 under the royalty agreement.  The acquisition was funded by a loan from AIG in the principal amount of $11,000,000.  Mr. Egli, a member of our board of directors, is also a member of the board of directors of AIG.

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

As additional collateral against the loan, Mr. Martin Egli, a member of our board of directors, provided a personal guarantee of $500,000 and we pledged our U.S. patent portfolio and a Magnes 2500 WH system, currently installed at the University of Alabama, to which we retain title.

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

Capital equipment expenditures totaled $20,000 in the first nine months of fiscal 2003 compared to $171,000 for the first nine months of fiscal 2002, of which $141,000 is related to discontinued operations.  The decrease in the first nine months of fiscal 2003 can be attributed principally to a decrease in purchases during the year.  Capital expenditures will continue to remain low due to our focus on the marketing of our current product line to the emerging clinical market.

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

In March 2003, Elekta AB, the parent company of Elekta Instruments Inc. and Elekta KK, our distribution partners in the United States and Japan respectively, announced their acquisition of 4-D Neuroimaging Oy, (also known as Neuromag Oy) the Company’s former subsidiary which had been sold to Vaandramolen Holding BV in October 2002.  This acquisition may have an adverse impact on the distribution of our products in these territories.  We are currently in dispute regarding our distribution agreements with Elekta Instruments and Elekta KK and arbitration proceedings were commenced on or about April 30, 2003 and June 16, 2003 before the American Arbitration Association and International Chamber of Commerce, respectively.  Elekta Instruments is seeking termination of our distribution agreement as well as unspecified monetary damages and costs.  We are seeking unspecified monetary damages and certain other equitable remedies in our claims and counterclaims against Elekta KK and Elekta Instruments.  These disputes may result in, among other things, a change in our distributors or the termination or a change in the structure of our distribution agreements.  We intend to vigorously pursue our rights under the distribution agreements and we expect to incur significant additional fees for professional services as a result of these disputes.  We are unable to predict the outcome of these proceedings.

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

Our current arrangements for distribution of our products in the U.S. and Japan are uncertain and may adversely impact our rate of sales.

In March 2003, Elekta AB, the parent company of Elekta Instruments Inc. and Elekta KK, our distribution partners in the United States and Japan respectively, announced their acquisition of 4-D Neuroimaging Oy, (also known as Neuromag Oy) the Company’s former subsidiary which had been sold to Vaandramolen Holding BV in October 2002.  This acquisition may have an adverse impact on the distribution of our products in these territories.  We are currently in dispute regarding our distribution agreements with Elekta Instruments and Elekta KK and arbitration proceedings were commenced on or about April 30, 2003 and June 16, 2003 before the American Arbitration Association and International Chamber of Commerce, respectively.  Elekta Instruments is seeking termination of our distribution agreement as well as unspecified monetary damages and costs.  We are seeking unspecified monetary damages and certain other equitable remedies in our claims and counterclaims against Elekta KK and Elekta Instruments.  These disputes may result in, among other things, a change in our distributors or the termination or a change in the structure of our distribution agreements.  We intend to vigorously pursue our rights under the distribution agreements and we expect to incur significant additional fees for professional services as a result of these disputes.  We are unable to predict the outcome of these proceedings.

If we are unable to identify additional clinical applications for our MEG systems, there will be limited commercially viable markets for our products.

Currently, there are only a few established diagnostic uses for MEG systems known by the medical industry.  A commercial market may never develop for multiple uses of our products.  A lack of additional clinical applications may limit the commercial market for our MEG systems and will have a material adverse impact on our financial position, results of operations and cash flows.

If foreign currency exchange rates fluctuate, our return on sales in U.S. dollars may suffer.

Significant portions of our sales to date have been in foreign markets.  Revenues from international sales represented 60% of our revenues of MEG systems for the fiscal year ended September 30, 2002.  In fiscal 2003, through June 30, 2003, 39% of our revenues are from international sales.  We expect that revenues from international sales will continue to represent a significant portion of our annual revenues.  Because we sell in foreign markets, we are exposed to potential risks of increases and decreases in foreign currency exchange rates.  Although at June 30, 2003 and 2002 we did not have any open forward exchange contracts, upon occasion, we may enter into forward exchange contracts to partially hedge (or protect) against such foreign currency exchange risks.  Fluctuations may reduce the return in U.S. dollars that we actually receive on our sales.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”).  Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to our company (including our consolidated subsidiary) required to be included in our reports filed or submitted under the Exchange Act.

PART II.                                                OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit No.	Description

3.1

Seventh Amended and Restated Articles of Incorporation
This exhibit was previously filed as a part of, and is hereby incorporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-QSB for quarter ended March 31, 2003, filed with the SEC on May 15, 2003.

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

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING

August 13, 2003	/s/ D. Scott Buchanan
Date	D. Scott Buchanan
President, Chief Executive Officer,
Principal Financial Officer