Form 10QSB
period 2003-12-31
4-D NEUROIMAGING
filed 2004-02-13
CIK 729330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            December 31, 2003

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

Number of shares of issuer’s Common Stock outstanding, no par value, as of February 7, 2004 was 221,859,748 shares.

Transitional Small Business Disclosure Format.	☐ Yes	☒ No

PART I       FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

4-D NEUROIMAGING
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	December 31, 2003	September 30, 2003

ASSETS
Cash and cash equivalents	$233	$681
Accounts receivable, less allowance for doubtful accounts of $286 and $284 0at December 31, 2003 and September 30, 2003, respectively	322	422
Inventories	3,499	2,936
Prepaid expenses and other current assets	157	508
Total current assets	4,211	4,547

Property and equipment, net	144	156
Other assets	57	57
Total assets	$4,412	$4,760

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Notes payable	$1,000	$1,000
Accounts payable	1,987	1,780
Accrued liabilities	584	997
Accrued salaries and employee benefits	330	375
Customer deposits	2,487	1,641
Deferred revenues	207	151
Current portion of royalty obligation	312	312
Current portion of capital lease obligations	4	8
Total current liabilities	6,911	6,264

Royalty obligation, net of current portion	1,153	1,128
Customer deposits	1,108	1,108
Deferred revenues	453	180
Total liabilities	9,625	8,680

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Common stock — no par value; 500,000,000 shares authorized; 221,859,748 shares issued and outstanding as of December 31, 2003 and September 30, 2003	117,762	117,762
Additional paid-in capital	3,007	3,007
Accumulated deficit	(125,982)	(124,689)
Total shareholders’ deficit	(5,213)	(3,920)
Total liabilities & shareholders’ deficit	$4,412	$4,760

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(unaudited)

	Three Months Ended December 31,
	2003	2002
REVENUES
Product sales	$172	$476
Product services	214	228
	386	704

COST OF REVENUES
Product	202	553
Product services	183	134
	385	687

GROSS MARGIN	1	17

OPERATING EXPENSES
Research and development	228	207
Marketing and sales	516	287
General and administrative	576	373
	1,320	867

OPERATING LOSS	(1,319)	(850)

Interest expense	(57)	(34)
Other income, net	84	170

LOSS BEFORE PROVISION FOR INCOME TAXES AND DISCONTINUED OPERATIONS	(1,292)	(714)
Provision for income taxes	1	1

NET LOSS FROM OPERATIONS	(1,293)	(715)

DISCONTINUED OPERATONS
Income from discontinued operations	—	1,391

NET INCOME (LOSS)	$(1,293)	$676

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE
Loss from operations	$(0.006)	$(0.004)
Earnings from discontinued operations	—	0.008
Earnings (loss) per share	$(0.006)	$0.004
Weighted average number of common shares outstanding	221,860	163,599

COMPREHENSIVE INCOME (LOSS):	$(1,293)	$676

See notes to consolidated financial statements

4-D NEUROIMAGING
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(1,293)	$676
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	21	26
Amortization of minimum royalty obligation	26	(131)
Gain on sale of Neuromag Oy	—	(1,391)
Changes in operating assets and liabilities excluding effects of disposition:
Accounts receivable	100	(893)
Inventories	(563)	543
Prepaid expenses and other	351	(118)
Accounts payable	206	221
Accrued liabilities	(425)	(488)
Accrued salaries and employee benefits	(45)	(127)
Customer deposits	846	724
Deferred revenue	330	(255)
Interest payable	12	(187)
Net cash used in operating activities	(434)	(1,400)

INVESTING ACTIVITIES
Purchases of property and equipment	(10)	(6)
Proceeds from sale of Neuromag Oy	—	4,000
Net cash provided by (used in) investing activities	(10)	3,994

FINANCING ACTIVITIES
Proceeds from notes payable	—	1,000
Proceeds from issuance of common stock	—	3,000
Repayments of notes payable	—	(4,040)
Payments on capital lease obligations	(4)	(4)
Net cash used in financing activities	(4)	(44)

Net increase in cash and cash equivalents	(448)	2,550

Cash and cash equivalents at beginning of period	681	167

Cash and cash equivalents at end of period	$233	$2,717

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$43	$114

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

The unaudited consolidated condensed financial statements of 4-D Neuroimaging and its subsidiary, Biomagnetic Technologies, GmbH, an inactive wholly owned German entity (together, the “Company”, “we”, “our”, or “4-D”), have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended September 30, 2003.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments, consisting only of normal recurring entries, necessary to present fairly its financial position at December 31, 2003 and the results of its operations and its cash flows for the periods presented.

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

The following table summarizes the impact on the Company’s net loss had compensation cost been determined based upon the fair value at the grant date for awards under the stock option plans consistent with the methodology prescribed under SFAS No. 123 (in thousands, except per share data):

	Three Months Ended December 31,
	2003	2002

Net income (loss), as reported	$(1,293)	$676
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	3

Pro forma net income (loss)	$(1,293)	$673
Basic and diluted earnings (loss) per share:
As reported	$(0.006)	$0.004
Pro forma	$(0.006)	$0.004

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

NOTE 2.        BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE

Shares used in computing basic and diluted net loss per share include the weighted average number of common shares outstanding as of December 31, 2003.  Potentially dilutive securities, including stock options, are antidilutive and are excluded from the computation of diluted net loss per share.

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

NOTE 4.        DEBT OBLIGATIONS

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

NOTE 5.        ADDITIONAL FINANCING

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

NOTE 6.        INVENTORIES

The composition of unaudited inventories is as follows (in thousands):

	December 31, 2003	September 30, 2003
Raw materials	$121	$156
Work-in process	2,575	1,977
Finished goods	803	803
	$3,499	$2,936

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

	Three Months Ended December 31, (unaudited )
	2003	2002
Revenues:
North America	$190,616	$498,768
Europe	186,000	151,209
Asia	9,451	54,408
	$386,067	$704,385

Long-Lived Assets:
North America	$107,175	$169,039
Europe	37,223	46,205
	$144,398	$215,244

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with the condensed consolidated financial statements and the accompanying notes included in Item 1 of this quarterly report, and the audited financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2003.  This report may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties including, but not limited to, those discussed in “Risks and Uncertainties.”  See “Risks and Uncertainties” for a discussion of some of the factors known to us that could cause reported financial information not to be necessarily indicative of future results.  We are not obligated to publicly release the results of any revisions to forward-looking statements to reflect events and circumstances arising after the date this report is filed.

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

As of December 2003, thirty-two (32) of our MEG systems are installed in medical and research institutions worldwide. Related findings by us, and our collaborators, have been published in more than 240 scientific and medical papers.  More than 200 insurance companies have approved reimbursement on a case-by-case basis.

Our current Magnes product line consists of the Magnes 2500 WH, the Magnes 3600 WH, and the Magnes 1300 C, pricing for which ranges from approximately $1.0 to $2.5 million, depending on the configuration. Major portions of our sales have been in foreign markets.  We have previously priced certain of our European sales in the currency of the country in which the product was sold and the prices of such products in dollars varied as the value of the dollar fluctuated against the quoted foreign currency price.  There can be no assurances that currency fluctuations will not reduce the dollar return to us on such sales if made in the future. Although at December 31, 2003, we did not have any open forward exchange contracts, we may in the future enter into forward exchange contracts to partially hedge such foreign currency exposure, if appropriate.

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

CRITICAL ACCOUNTING POLICIES

Management believes there have been no material changes during the three-month period ended December 31, 2003 to the critical accounting policies reported in the Management’s Discussion and Analysis section of our annual report on Form 10-KSB for the year ended September 30, 2003.

RESULTS OF OPERATIONS

Total revenues for the first quarter of fiscal 2004 were $386,000, including $214,000 of service revenues, compared to $704,000 of total revenues, including $228,000 of service revenues, for the first quarter of fiscal 2003.  This decrease in total revenues was due primarily to a lower recognition of revenue for MSI system sales in the first quarter of 2004 as compared to that for the first quarter of 2003.  The revenues for the first quarter of fiscal 2004 were due primarily to the recognition of revenue associated with the completion of a previous contract.

Cost of revenues for the first quarter of fiscal 2004 were $385,000, compared to $687,000 for the first quarter of fiscal 2003.  The cost of revenues for the first quarter of fiscal 2004 were due primarily to costs associated with the completion of a previous contract and related unabsorbed overhead.

Research and development expenses for the first quarter of fiscal 2004 amounted to $228,000, compared to $207,000 for the first quarter of fiscal 2003.  The increase in research and development expenses in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was due primarily to a certain reimbursement in October 2002 related to a clinical collaboration agreement.

Marketing and sales expenses amounted to $516,000 for the first quarter of fiscal 2004, compared to $287,000 for the first quarter of fiscal 2003. The increase in marketing and sales expenses in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was due primarily to an expansion of sales activity in the first quarter of 2004.

General and administrative expenses totaled $576,000 for the first quarter of fiscal 2004, compared to $373,000 for the first quarter of fiscal 2003.  The increase in general and administrative expenses in the first quarter of fiscal 2004 as compared to the same prior year period was due primarily to the increased legal fees associated with arbitration with Elekta regarding our distribution agreements with Elekta Instruments and Elekta KK.

Interest expense totaled $57,000 for the first quarter of fiscal 2004, compared to $34,000 during the first quarter of fiscal 2003.  The increase in interest expense in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 was due primarily to interest accrued on certain payables.

Other income totaled $84,000 in the first quarter of fiscal 2004, compared to $170,000 in the first quarter of fiscal 2003.  The decrease in other income is due primarily to foreign currency exchange effects.

Net loss for the first quarter ended December 31, 2003 amounted to $1,293,000 compared to a net gain of $676,000 for the comparable period in the prior fiscal year.  This change is due primarily to a one-time gain on the sale of our Finnish subsidiary of $1,391,000 and the reduction of costs resulting from that sale.

LIQUIDITY AND CAPITAL RESOURCES

We continued to experience substantial losses of $3,708,000 and $10,038,000 in fiscal 2003 and 2002, respectively.  We had negative cash flows from operations of $3,409,000 and $2,757,000 in fiscal 2003 and 2002, respectively.

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

Capital equipment expenditures totaled $10,000 in first quarter of fiscal 2004 compared to $6,000 for the first quarter of fiscal 2003.  The increase in the first quarter of fiscal 2004 can be attributed principally to a purchase of equipment during the year.

Historically, we have raised additional capital through our majority shareholders and related parties to fund continuing operations.  There can be no assurance that these sources of capital will continue to be available on terms acceptable to us, if at all.  These factors, among others, create substantial doubt about the Company’s ability to continue as a going concern.  There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue our operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report on Form 10-QSB may contain forward-looking statements that involve risks and uncertainties. Such statements include, but are not limited to, statements containing the words “believes”, “anticipates”, “expects”, “estimates”, and words of similar import.  The Company’s results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date hereof, as a result of factors, such as those more fully described under “Risks and Uncertainties.”  The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements.  Readers should carefully review the risk factors set forth below as well as other factors addressed in this report, our annual report on Form 10-KSB and in other documents we file from time to time with the Securities and Exchange Commission.  This caution is made under the safe harbor provisions of the Private Securities Litigation reform Act of 1995.

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

3.1

Seventh Amended and Restated Articles of Incorporation

This exhibit was previously filed as a part of, and is hereby incorporated by reference to, the same numbered exhibit in the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2003, filed with the SEC on May 15, 2003.

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

31	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

4-D NEUROIMAGING

February 13, 2004	/s/ D. Scott Buchanan
Date	D. Scott Buchanan
President, Chief Executive Officer,
Principal Financial Officer